Form 10-Q
period 1997-09-27
HCC INDUSTRIES INC /DE/
filed 1997-12-17
CIK 316884

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                              ___________________

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  SEPTEMBER 27, 1997

                                      OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

       For the transition period from             to
                                     -----------    ------------
Commission file number: 333-32207



                              HCC INDUSTRIES INC.
            (Exact name of Registrant as specified in its charter)


             DELAWARE                                     95-2691666
     -------------------------------                  -------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)


              4232 TEMPLE CITY BLVD., ROSEMEAD, CALIFORNIA  91770
              ---------------------------------------------------
                   (Address of principal executive offices)


                               (626) 443-8933
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                             -------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes (X)   No ( )
                                                ---      ---

        Registrant's Common Stock, outstanding at December 17, 1997 was 134,955 shares.

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     HCC INDUSTRIES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS
                                    ------

                                                   SEPTEMBER 27,     MARCH 29,
                                                      1997             1997
                                                   ------------      ---------
CURRENT ASSETS:
 Cash and cash equivalents                           $11,520         $  6,841
 Restricted cash                                         ---           69,282
 Trade accounts receivable, less allowance for
   doubtful accounts of $58 at September 27, 1997
   and $40 at March 29, 1997                           8,582            6,904
 Inventories                                           4,351            4,376
 Prepaid and deferred income taxes                     1,047              756
                                                     -------         --------

       Total current assets                           25,500           88,159

PROPERTY, PLANT AND EQUIPMENT, NET                    13,225           12,264

OTHER ASSETS:
 Intangible assets                                     5,787            4,507
 Deferred financing costs, net                         3,551            1,903
 Deferred income taxes                                 3,269            3,269
 Restricted cash                                       5,852            6,039
                                                     -------         --------
       TOTAL ASSETS                                  $57,184         $116,141
                                                     -------         --------
                                                     -------         --------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

CURRENT LIABILITIES:
 Current portion of long-term debt                  $    615         $  3,537
 Accounts payable                                      3,173            2,553
 Accrued liabilities                                   8,460            5,193
 Due to stockholders                                     ---           69,282
                                                    --------         --------
          Total current liabilities                   12,248           80,565

LONG TERM LIABILITIES:
 Long-term debt, net of current portion               91,564           78,916
 Other long-term liabilities                           9,630           10,000
                                                    --------         --------
                                                     113,442          169,481
                                                    --------         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock; $.10 par value; authorized
   550,000 shares, issued and outstanding
   134,955 shares at September 27, 1997 and
   143,569 shares at March 29, 1997                       13               14
 Accumulated deficit                                 (56,271)         (53,354)
                                                    --------         --------

TOTAL STOCKHOLDERS' DEFICIT                          (56,258)         (53,340)
                                                    --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $ 57,184         $116,141
                                                    --------         --------
                                                    --------         --------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    HCC INDUSTRIES INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except share data)


                                                            Three Months Ended               Six Months Ended
                                                       ----------------------------    ---------------------------
                                                       September 27,   September 28,   September 27,  September 28,
                                                           1997            1996            1997           1996
                                                       ------------    ------------    ------------   ------------
NET SALES                                                $ 15,556        $ 14,317        $ 31,061       $ 29,064
Cost of goods sold                                          9,497           9,074          18,816         18,296
                                                          --------        --------       --------       --------
GROSS PROFIT                                                6,059           5,243          12,245         10,768
Selling, general and administrative expenses                2,166           4,710           4,295          6,944
                                                          --------        --------       --------       --------
EARNINGS FROM OPERATIONS                                    3,893             533           7,950          3,824

OTHER INCOME (EXPENSE):
 Interest and other income                                    115             126             215            234
 Interest expense                                          (2,573)           (393)         (5,178)          (780)
                                                          --------        --------       --------       --------
        Total other expense, net                           (2,458)           (267)         (4,963)          (546)

Earnings before taxes and extraordinary item                1,435             266           2,987          3,278
Taxes on earnings                                             566             110           1,175          1,284
                                                          --------        --------       --------       --------
Earnings before extraordinary item                            869             156           1,812          1,994
Extraordinary loss on retirement of debt, net
 of tax benefit of $640                                         _               _          (1,002)             _
                                                          --------       --------        --------       --------
NET EARNINGS                                             $    869        $    156        $    810       $  1,994
                                                          --------       --------        --------       --------
                                                          --------       --------        --------       --------
EARNINGS PER SHARE BEFORE EXTRAORDINARY LOSS             $   6.44        $   0.43        $  13.29       $   4.63
Extraordinary loss per share                                    _               _           (7.35)             _
                                                          --------       --------        --------       --------
NET EARNINGS PER SHARE                                   $   6.44        $   0.43        $   5.94       $   4.63
                                                          --------       --------        --------       --------
                                                          --------       --------        --------       --------
Weighted average shares outstanding                       134,955         362,133         136,391        430,999
                                                          --------       --------        --------       --------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       3

                     HCC INDUSTRIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                      For the Six Months Ended
                                                     ---------------------------
                                                     September 27, September 28,
                                                          1997          1996
                                                     ------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                            $   810      $ 1,994
Reconciliation of net earnings to net cash
 provided by operating activities:
  Depreciation                                              689          492
  Amortization                                              382          227
  Deferred income taxes                                    (404)         ---
  Extraordinary loss                                      1,002          ---
Changes in operating assets and liabilities:
     (Increase) decrease in trade accounts
      receivable, net                                    (1,299)         483
     Decrease (increase)  in inventories                    284         (150)
     Decrease (increase) in other assets                     58         (183)
     Increase in accrued liabilities                      2,897        3,586
     Increase (decrease) in accounts payable
      and income taxes payable                            1,435         (825)
                                                        -------       ------
     Net cash provided by operating
     activities                                           5,854        5,624

CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisition                                   (2,200)        ---
  Purchases of property, plant and equipment             (1,317)       (449)
                                                        --------      ------

     Net cash used in investing activities               (3,517)       (449)
                                                        --------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                  (80,230)       (473)
  Proceeds from issuance of long-term debt               90,000      11,000
  Deferred financing costs                               (3,700)        ---
  Repurchases of stock                                   (3,728)    (13,523)
                                                        --------    --------

     Net cash provided by (used in)
     financing activities                                 2,342      (2,996)
                                                        -------      -------

Net increase in cash and cash equivalents                 4,679        2,179

Cash and cash equivalents at beginning of period          6,841        6,647
                                                        -------       ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $11,520      $ 8,826
                                                        =======      =======

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
  Cash lease obligations                                    ---          625



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     HCC INDUSTRIES INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                              September 27, 1997



1.   INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements of HCC Industries Inc. and Subsidiaries (the "Company"), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Interim financial statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that the accompanying interim financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended March 29, 1997. Operating results for the three and six month periods ended September 27, 1997 are not necessarily indicative of the operating results for the full fiscal year.


2.   INVENTORIES:

     Inventories consist of the following (in thousands):

                                                        September 27, March 29,
                                                            1997        1997
                                                        ------------- ---------

     Raw materials and component parts                     $1,738      $1,910
     Work in process                                        2,613       2,466
                                                        ------------- ---------
                                                           $4,351      $4,376
                                                        ============= =========


3.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consist of the following (in thousands):

                                                        September 27, March 29,
                                                           1997         1997
                                                        ------------- ---------

     Land                                                  $3,180      $3,180
     Buildings and improvements                             5,888       5,450
     Furniture, fixtures and equipment                     10,562       9,350
                                                        ------------- ---------
                                                           19,630      17,980
     Less accumulated depreciation                         (6,405)     (5,716)
                                                        ------------- ---------
                                                          $13,225     $12,264
                                                        ============= =========

                     HCC INDUSTRIES INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                              September 27, 1997


4.   BUSINESS ACQUISITION:

On June 20, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Connector Industries of America, a glass-to-metal sealing company. The purchase price included $2,100,000 in cash and a contingent payment of $400,000 based upon the volume of business retained in the immediately subsequent 18 month period. In its last fiscal year of operations, the acquired company generated sales of approximately $3,200,000. The transaction was accounted for as an asset purchase. In conjunction with the acquisition, the Company assigned $1,372,000 to intangibles which will be amortized over a 14 year period on a straight line basis. If the contingent payment becomes payable, such amount will be recorded as additional purchase price consideration and added to intangibles. Pro forma results of operations are not provided as the impact on Company operations is not material.

5.   LONG-TERM DEBT:


     Long-term debt consists of the following (in thousands):

                                                     September 27,   March 29,
                                                         1997          1997
                                                     -------------   ---------

     10 3/4% senior subordinated notes - interest
     payable semi-annually due May 15, 2007             $90,000       $   ---

     Tranche A Term Loan                                    ---        30,000

     Tranche B Term Loan                                    ---        30,000

     12% subordinated notes                                 ---        19,352

     Term loan on land, building and improve-
     ments due August 1997                                  ---           596

     Other                                                2,179         2,505
                                                        -------       -------
                                                         92,179        82,453
     Less current portion                                   615         3,537
                                                        -------       -------
                                                        $91,564       $78,916
                                                        -------       -------
                                                        -------       -------

In May 1997, the Company issued $90,000,000 of senior subordinated notes due in May 2007 ("Notes"). Interest is payable semi-annually at 10.75% per annum. Proceeds from the offering were used to (I) retire the Tranche A Term Loan, the Tranche B Term Loan and the 12% subordinated notes, and (ii) provide approximately $3,800,000 (net of offering expenses) for additional working capital needs of the Company. As a result of this refinancing, the Company recorded an extraordinary loss of $1,002,000, net of taxes, in the first quarter of fiscal 1998. Concurrent with the offering, the Company's bank increased the revolving credit facility to an aggregate of $20,000,000.

The Company's 10-3/4% Senior Subordinated Notes are guaranteed by all operating subsidiaries of the Company (the "Subsidiary Guarantors"). The guarantee obligations of the Subsidiary Guarantors (which are all direct or indirect wholly owned subsidiaries of the Company) are full, unconditional and joint and several. The aggregate assets, liabilities, earnings, and equity of the Subsidiary Guarantors are substantially equivalent to the total assets, liabilities, earnings, and equity of HCC Industries Inc. and its subsidiaries on a consolidated basis. Separate financial statements of the Subsidiary Guarantors are not included in the accompanying financial statements because management of the Company has determined that separate financial statements of the subsidiary Guarantors would not be material to investors.

                     HCC INDUSTRIES INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                              September 27, 1997


6.   CAPITAL STOCK:

The Company is authorized to issue an aggregate of 550,000 shares of common stock. These shares may be issued in four different classes (A, B, C or D shares) which differ only in voting rights per share. At September 27, 1997, the 134,955 outstanding shares of common stock were designated as follows:

                    Shares            Amount         Voting Rights
        Class     Outstanding     (in thousands)       Per Share
        -----     -----------     --------------     -------------
          A         102,653          $10,000               1
          B          27,506            3,000               1
          C           4,316              ---             None
          D             480              ---              10
                    -------          -------
                    134,955          $13,000
                    -------          -------
                    -------          -------

The remaining 415,045 shares of authorized but unissued common stock are undesignated as to class.

Concurrent with the issuance of $90,000,000 of Senior Subordinated Notes in May 1997, the Company repurchased 7,831 shares of Class A and 783 shares of Class B common stock.


7.   COMMITMENTS AND CONTINGENCIES:

ENVIRONMENTAL

As an ongoing facet of the Company's business, it is required to maintain compliance with various environmental regulations. The cost of this compliance is included in the Company's operating results as incurred. These ongoing costs include permitting fees and expenses and specialized effluent control systems as well as monitoring and site assessment costs required by various governmental agencies. In the opinion of management, the maintenance of this compliance will not have a significant effect on the financial position or results of operations of the Company.

In August 1994, the U.S. Environmental Protection Agency ("EPA") identified the Company as a potentially responsible party ("PRP") in the El Monte Operable Unit ("EMOU") of the San Gabriel Valley Superfund Sites. In early 1995, the Company and the EPA executed an Administrative Consent Order which requires the Company and other PRP's to perform a Remedial Investigation and Feasibility Study ("RI/FS") for the EMOU. In addition, the Company's facility in Avon, Massachusetts is subject to Massachusetts "Chapter 21E", the State's hazardous
site clean-up program.   Uncertainty as to (a) the extent to which the Company
caused, if at all, the conditions being investigated, (b) the extent of environmental contamination and risks, (c) the applicability of changing and complex environmental laws (d) the number and financial viability of other PRP's, (e) the stage of the investigation and/or remediation, (f) the unpredictability of investigation and/or remediation costs (including as to when they will be incurred), (g) applicable clean-up standards, (h) the remediation (if any) that will ultimately be required, and (i) available technology make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. In addition, liability under CERCLA is joint and several, and any potential inability of other PRPs to pay their pro rata share of the environmental remediation costs may result in the Company being required to bear costs in excess of its pro rata share.





                     HCC INDUSTRIES INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                              September 27, 1997


7.   COMMITMENTS AND CONTINGENCIES, Continued:

In fiscal 1997, the Company with the help of independent consultants, determined a range of estimated costs of $9,000,000 to $11,000,000 associated with the various claims and assertions it faces. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 20 years as of March 29, 1997. These estimates are based partly on progress made in determining the magnitude of such costs, experience gained from sites on which remediation is ongoing or has been completed, and the timing and extent of remedial actions required by the applicable governmental authorities. As a result, the Company has accrued $10,000,000 for estimated environmental remediation as of March 29, 1997 which the Company believes to be the best estimate of the liability.

Claims for recovery of costs already incurred and future costs have been asserted against various insurance companies. The Company has neither recorded any asset nor reduced any liability in anticipation of recovery with respect to such claims made.

The Company believes its reserves are adequate, but as the scope of its obligations becomes more clearly defined, this reserve may be modified and related charges against earnings may be made.

OTHER
In addition to the above, the Company is involved in other claims and litigation arising in the normal course of business. Based on the advice of counsel and in the opinion of management, the ultimate resolution of these matters will not have a significant effect on the financial position or the results of operations of the Company.


8.   RECENTLY ISSUED ACCOUNTING STANDARDS:

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Disclosure of comprehensive income and its components will be required beginning with the Company's fiscal year ending 1999.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Income". The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The new rules will be effective for the Company's 1999 fiscal year end. The Company has not evaluated the impact, if any, of the new standard.

PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (IN MILLIONS)


                                                  For the Three  Months Ended     For the Six Months Ended
                                               -------------------------------  ------------------------------
                                               Sept. 27,       Sept. 28,       Sept. 27,      Sept. 28,
                                                  1997  Percent   1996   Percent  1997  Percent  1996  Percent
                                                  ----  -------   -----  -------  ----  -------  ----  -------
Net sales                                        $15.6   100.0%   $14.3   100.0%  $31.1  100.0%  $29.1  100.0%
Gross profit                                       6.1    38.9%     5.2    36.6%   12.2   39.4%   10.8   37.0%
Selling, general and administrative
     expenses                                      2.2    13.9%     4.7    32.9%    4.3   13.8%    6.9   23.9%
Earnings from operations                           3.9    25.0%     0.5     3.7%    8.0   25.6%    3.8   13.2%
Other income/expense                              (2.5)  -15.8%    (0.3)   -1.9%   (5.0) -16.0%   (0.5)  -1.9%
Extraordinary loss (1)                             0.0     0.0%     0.0     0.0%   (1.0) -3.2%     0.0    0.0%
Net earnings                                      $0.9     5.6%    $0.2     1.1%   $0.8   2.6%    $2.0    6.9%

 (1)    Represents extraordinary loss on retirement of debt, net of tax benefit.


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 27, 1997 ("1998 QUARTER") TO THE THREE MONTHS ENDED SEPTEMBER 28, 1996 ("1997 QUARTER")

NET SALES

     The Company's sales increased by approximately 9.1%, or $1.3 million to $15.6 million for the 1998 Quarter compared to sales of $14.3 million for the 1997 Quarter.

     This increase was attributable to unit volume increases on the Company's automotive products and increasing demand on non-automotive products. On the automotive side, shipments of airbag initiator products increased significantly due to increased volumes on existing programs. The increased airbag initiator shipments was partially offset by the scheduled completion of a crash sensor product produced for TRW. This program was completed in August 1996. Overall, automotive shipments increased by 13% in the 1998 Quarter compared to the 1997 Quarter.

     In non-automotive products, the Company experienced continuing growth in its aerospace, industrial and petrochemical products. Net non-automotive shipments increased by 6% in the 1998 Quarter compared to the 1997 Quarter in spite of delays in some key programs. Based on current order volume, the Company expects continued growth in the aerospace, industrial and petrochemical markets.

GROSS PROFIT

     Gross profit increased by approximately 17.3% or $0.9 million, to $6.1 million for the 1998 Quarter compared to $5.2 for the 1997 Quarter. Gross margin increased to 38.9% for the 1998 Quarter from 36.6% for the 1997 Quarter.

     The increase in gross profit is attributable to the increased sales volume. The increase in gross margin is due to an improved sales mix between product lines coupled with efficiencies gained through increased operating leverage on the higher sales volume.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("S,G&A") expenses decreased by approximately 53.2% or $2.5 million to $2.2 million for the 1998 Quarter compared to $4.7 million for the 1997 Quarter. S,G&A expenses as a percent to sales decreased to 13.9% in the 1998 Quarter from 32.9% for the 1997 Quarter.

     The $2.5 million decrease in S,G&A expenses reflects the elimination of certain non-recurring compensation costs from the 1997 Quarter that were not incurred in the 1998 Quarter. The reduced compensation costs were partially offset by slightly higher costs of supporting the increased sales volume. The improvement in the percentage of S,G&A expenses to sales reflects the overall lower S,G&A expenses coupled with the improved leverage on the fixed portion of those expenses.


EARNINGS FROM OPERATIONS

     Operating earnings increased $3.4 million to $3.9 million for the 1998 Quarter compared to $0.5 million for the 1997 Quarter. Operating margins for the Quarter increased to 25.0% in the 1998 Quarter from 3.7% for the 1997 Quarter.

     The increase in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the increase in gross profit and gross margin and improvements in S,G&A expenses as a percent to sales.


OTHER EXPENSE, NET

     Other expense, net increased $2.2 million to $2.5 million in the 1998 Quarter from $0.3 million for the 1997 Quarter. This increase was attributable to the increased interest expense associated with the additional debt incurred to finance the Recapitalization in February 1997. The Company has $92.2 million of indebtedness as of September 27, 1997 compared to $22.4 million at September 28, 1996.


NET EARNINGS

     Net earnings increased by approximately $0.7 million to $0.9 million for the 1998 Quarter from $0.2 million in the 1997 Quarter.

     The increase in net earnings was primarily attributable to the increase in gross profit and reduced selling, general and administrative expenses partially offset by the additional interest expense as discussed above.


COMPARISON OF THE SIX MONTHS ENDED SEPTEMBER 27, 1997 ("1998 PERIOD") TO THE SIX MONTHS ENDED SEPTEMBER 28, 1996 ("1997 PERIOD")

NET SALES

     The Company's sales increased by approximately 6.9%, or $2.0 million to $31.1 million for the 1998 Period compared to sales of $29.1 million for the 1997 Period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     This increase was attributable to unit volume increases on the Company's automotive products and increasing demand on non-automotive products. On the automotive side, shipments of airbag initiator products increased significantly due to increased volumes on existing programs. The increased airbag initiator shipments was partially offset by the scheduled completion of a crash sensor product produced for TRW. This program was completed in August 1996. Overall, automotive shipments increased by 9% in the 1998 Period compared to the 1997 Period.

     In non-automotive products, the Company experienced continuing growth in its aerospace, industrial and petrochemical products. Net non-automotive shipments increased by 6% in the 1998 Period compared to the 1997 Period in spite of delays in some key programs. Based on order volume, the Company expects continued growth in the aerospace, industrial and petrochemical markets.

GROSS PROFIT

     Gross profit increased by approximately 13.0% or $1.4 million, to $12.2 million for the 1998 Period compared to $10.8 million for the 1997 Period. Gross margin increased to 39.4% for the 1998 Period from 37.0% for the 1997 Period.

     The increase in gross profit is attributable to the increased sales volume. The increase in gross margin is primarily attributable to an improved sales mix between product lines coupled with efficiencies gained through increased operating leverage on the higher sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("S,G&A") expenses decreased by approximately 37.7% or $2.6 million to $4.3 million for the 1998 Period compared to $6.9 million for the 1997 Period. S,G&A expenses as a percent to sales decreased to 13.8% in the 1998 Period from 23.9% for the 1997 Period.

     The $2.6 million decrease in S,G&A expenses reflects the elimination of certain non-recurring compensation costs from the 1997 Period that were not incurred in the 1998 Period. The reduced compensation costs were partially offset by slightly higher costs of supporting the increased sales volume. The improvement in the percentage of S,G&A expenses to sales reflects the overall lower S,G&A expenses coupled with the improved leverage on the fixed portion of those expenses.

EARNINGS FROM OPERATIONS

     Operating earnings increased $4.2 million to $8.0 million for the 1998 Period compared to $3.8 million for the 1997 Period. Operating margins for the Period increased to 25.6% in the 1998 Period from 13.2% for the 1997 Period.

     The increase in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the increase in gross profit and gross margin and improvements in S,G&A expenses as a percent to sales.

OTHER EXPENSE, NET

     Other expense, net increased $4.5 million to $5.0 million in the 1998 Period from $0.5 million for the 1997 Period. This increase was attributable to the increased interest expense associated with the additional debt incurred to finance the Recapitalization in February 1997. The Company has $92.2 million of indebtedness as of September 27, 1997 compared to $22.4 million at September 28, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


NET EARNINGS

     Net earnings decreased by approximately $1.2 million to $0.8 million for the 1998 Period from $2.0 million in the 1997 Period.

     The decrease in net earnings was attributable to the $1.0 million of extraordinary loss on retirement of debt and significantly higher interest expense ($4.4 million) which was largely offset by a $4.2 million increase in earnings from operations.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $5.9 million for the 1998 Period compared to $5.6 million for the 1997 Period. The increase of $0.3 million was primarily attributable to cash generated from increases in non-cash expenses (depreciation and amortization) and a decrease in working capital requirements.

     Net cash used in investing activities was $3.5 million for the 1998 Period compared to $0.5 million for the 1997 Period. The $3.0 million increase was primarily attributable to the $2.2 million business acquisition in June 1997 and an $0.8 million increase in fixed asset additions.

     As of September 27, 1997, the Company's outstanding indebtedness is $92.2 million, consisting of $90.0 million principal amount of the senior subordinated notes and $2.2 million of other borrowings. The Company amended the Revolving Credit Facility subsequent to the Offering to augment its liquidity requirements by increasing the size of the facility to $20.0 million. Borrowings under the Revolving Credit Facility may be used for general and other corporate purposes. To date, the Company has not used any amounts under the Revolving Credit Facility.

     Subsequent to the Offering, the Company has $90.0 million in senior subordinated note indebtedness. Interest expense will have a greater proportionate impact on net income in subsequent periods in comparison with the periods before the Recapitalization. The Company is not subject to any amortization requirements under the Notes prior to maturity.

     The Company believes that cash flow from operations and the availability of borrowings under the Revolving Credit Facility will provide adequate funds for ongoing operations, planned capital expenditures and debt service during the term of such facility. To the extent certain performance thresholds with respect to the Contingent Notes and Contingent Bonuses are met, and such obligations become vested, the Company believes that cash flow from operations and availability of borrowings will be sufficient to fund such obligations.

     Capital expenditures for fiscal 1998 are expected to focus on vertical integration with investments in equipment to expand manufacturing capacity in machining, glass production, sealing and plating, as well as automation equipment to lower production costs on the high volume production lines. Expected capital expenditures for fiscal 1998 are approximately $3.5 million and will be financed through working capital and the Revolving Credit Facility.

     On December 8, 1997 the Company signed a new agreement with Special Devices, Inc. ("SDI") through the year 2000. The new agreement provides for price concessions to SDI in consideration of a one year contract extension and abatement of the volume discount from the previous agreement.

This filing contains statements that are "forward looking statements," and includes, among other things, discussions of the Company's business strategy and expectations concerning market position, future operations, margins, profitability, liquidity and capital resources. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, including general economic conditions, regulatory changes and competition, many of which are outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward looking statements made by the Company ultimately prove to be accurate.

PART II - OTHER INFORMATION

Items 1 through 5 are omitted as they are not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:  12 - Computation of ratio of earnings to fixed charges

          (b)  Reports on Form 8-K  -  Not applicable



                         SIGNATURES


                                     HCC INDUSTRIES INC.


DATED:  December 17, 1997             /s/ Andrew Goldfarb
       ------------------            -------------------------------------
                                     President and Chief Executive Officer


DATED:  December 17, 1997             /s/ Christopher H. Bateman
       ------------------            ------------------------------------------
                                     Vice President and Chief Financial Officer