Form 10-Q
period 1997-12-27
HCC INDUSTRIES INC /DE/
filed 1998-02-10
CIK 316884

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
                                  ---------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  DECEMBER 27, 1997

                                      OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

       For the transition period from _________ to __________

Commission file number: 333-32207



                                HCC INDUSTRIES INC.
               (Exact name of Registrant as specified in its charter)


             DELAWARE                                   95-2691666
             --------                                   ----------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)


             4232 TEMPLE CITY BLVD., ROSEMEAD, CALIFORNIA  91770
             ---------------------------------------------------
                   (Address of principal executive offices)


                                (626) 443-8933
                        -------------------------------
               (Registrant's telephone number, including area code)

                                ___________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes ( X )   No (   )


  Registrant's Common Stock, outstanding at February 9, 1998 was 134,955 shares.

PART I - FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     HCC INDUSTRIES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS

                                                            DECEMBER 27,   MARCH 29,
                                                                1997          1997
                                                            ------------   ---------
CURRENT ASSETS:
    Cash and cash equivalents                                 $ 9,265       $  6,841
    Restricted cash                                               ---         69,282
    Trade accounts receivable, less allowance for
      doubtful accounts of $67 at December 27, 1997
      and $40 at March 29, 1997                                 7,891          6,904
    Inventories                                                 4,523          4,376
    Prepaid and deferred income taxes                           1,065            756
                                                               ------         ------
          Total current assets                                 22,744         88,159

PROPERTY, PLANT AND EQUIPMENT, NET                             13,538         12,264

OTHER ASSETS:
    Intangible assets                                           5,715          4,507
    Deferred financing costs, net                               3,548          1,903
    Deferred income taxes                                       3,269          3,269
    Restricted cash                                             5,964          6,039

          TOTAL ASSETS                                        $54,778       $116,141
                                                              -------       --------
                                                              -------       --------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Current portion of long-term debt                         $   726       $  3,537
    Accounts payable                                            2,699          2,553
    Accrued liabilities                                         5,759          5,193
    Due to stockholders                                           ---         69,282
                                                               ------         ------

          Total current liabilities                             9,184         80,565

LONG TERM LIABILITIES:
    Long-term debt, net of current portion                     92,129         78,916
    Other long-term liabilities                                 9,604         10,000
                                                              -------         ------
                                                              110,917        169,481
                                                              -------        -------
                                                              -------        -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock; $.10 par value; authorized 550,000
      shares, issued and outstanding 134,955 shares at
      December 27, 1997 and 143,569 shares at March 29, 1997       13             14
    Accumulated deficit                                       (56,152)       (53,354)
                                                             --------       --------

TOTAL STOCKHOLDERS' DEFICIT                                   (56,139)       (53,340)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $ 54,778       $116,141
                                                              --------       --------
                                                              --------       --------

             The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     Three Months Ended            Nine Months Ended
                                                                 --------------------------   ---------------------------
                                                                 December 27,  December 28,   December 27,   December 28,
                                                                     1997          1996           1997           1996
                                                                 ------------  ------------   ------------   ------------
NET SALES                                                        $   15,128      $  13,769     $   46,189     $   42,833

Cost of goods sold                                                    9,508          8,681         28,324         26,977
                                                                 ----------      ---------     ----------     ----------

GROSS PROFIT                                                          5,620          5,088         17,865         15,856

Selling, general and administrative expenses                          1,736          1,498          6,031          8,442
Non-recurring expense                                                 1,250         10,000          1,250         10,000
                                                                 ----------      ---------     ----------     ----------

EARNINGS (LOSS) FROM OPERATIONS                                       2,634         (6,410)        10,584         (2,586)

OTHER INCOME (EXPENSE):
  Interest and other income                                             157            104            372            338
  Interest expense                                                   (2,573)          (647)        (7,751)        (1,427)
                                                                 ----------      ---------     ----------     ----------

            Total other expense, net                                 (2,416)          (543)        (7,379)        (1,089)

Earnings (loss) before taxes and extraordinary item                     218         (6,953)         3,205         (3,675)
Taxes (benefit) on earnings (loss)                                       99         (2,802)         1,274         (1,518)
                                                                 ----------      ---------     ----------     ----------

Earnings (loss) before extraordinary item                               119         (4,151)         1,931         (2,157)

Extraordinary loss on retirement of debt, net
  of tax benefit of $640                                                 --             --         (1,002)            --
                                                                 ----------      ---------     ----------     ----------

NET EARNINGS (LOSS)                                                 $   119     $   (4,151)       $   929     $   (2,157)
                                                                 ----------      ---------     ----------     ----------
                                                                 ----------      ---------     ----------     ----------



EARNINGS (LOSS) PER SHARE BEFORE EXTRAORDINARY LOSS                 $  0.88     $   (14.15)       $ 14.21     $    (5.60)
Extraordinary loss per share                                           0.00           0.00          (7.37)          0.00
                                                                 ----------      ---------     ----------     ----------

NET EARNINGS (LOSS) PER SHARE                                       $  0.88     $   (14.15)       $  6.84     $    (5.60)
                                                                 ----------      ---------     ----------     ----------
                                                                 ----------      ---------     ----------     ----------

Weighted average shares outstanding                                 134,955        293,266        135,912        385,088
                                                                 ----------      ---------     ----------     ----------
                                                                 ----------      ---------     ----------     ----------


               The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    HCC INDUSTRIES INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)

                                                                  For the Nine Months Ended
                                                                 ---------------------------
                                                                 December 27,   December 28,
                                                                     1997            1996
                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                $    929       $ (2,157)
Reconciliation of net earnings to net cash
   provided by operating activities:
     Depreciation                                                     1,058            865
     Amortization                                                       547            346
     Deferred income taxes                                             (562)        (4,000)
     Non-recurring expense                                               --         10,000
     Extraordinary loss                                               1,002             --
Changes in operating assets and liabilities:
          (Increase) in trade accounts receivable, net                 (608)          (119)
          Decrease in inventories                                       112            245
          Decrease (increase) in other assets                            86           (161)
          Increase in accrued liabilities                               170          3,780
          Increase in accounts payable and income
               taxes payable                                            961            243
                                                                   --------       --------

          Net cash provided by operating activities                   3,695          9,042
                                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Business acquisition                                            (2,200)            --
     Purchases of property, plant and equipment                      (1,145)        (1,337)
     Cash collected on note receivable                                   --             25
                                                                   --------       --------
          Net cash used in investing activities                      (3,345)        (1,312)
                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt                           (80,408)        (1,227)
     Proceeds from issuance of long-term debt                        90,000             --
     Deferred financing costs                                        (3,790)            --
     Repurchases of stock                                            (3,728)        (2,548)
                                                                   --------       --------

          Net cash provided by (used in) financing activities         2,074         (3,775)
                                                                   --------       --------

Net increase in cash and cash equivalents                             2,424          3,955

Cash and cash equivalents at beginning of period                      6,841          6,647
                                                                   --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   9,265     $   10,602
                                                                   --------       --------
                                                                   --------       --------

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
     Capital lease obligations                                          854            612
     Note payable issued for repurchase of stock                         --         11,000


                The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     HCC INDUSTRIES INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                             December 27, 1997


1.   INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements of HCC Industries Inc. and Subsidiaries (the "Company"), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Interim financial statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that the accompanying interim financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended March 29, 1997. Operating results for the three and nine month periods ended December 27, 1997 are not necessarily indicative of the operating results for the full fiscal year.


2.   INVENTORIES:

     Inventories consist of the following (in thousands):

                                                December  27,         March 29,
                                                    1997                 1997
                                                -------------         ---------
     Raw materials and component parts            $  1,997             $  1,910
     Work in process                                 2,526                2,466
                                                  --------             --------
                                                  $  4,523             $  4,376
                                                  --------             --------
                                                  --------             --------

3.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consist of the following (in thousands):

                                                December  27,         March 29,
                                                    1997                 1997
                                                -------------         ---------
     Land                                         $  3,180             $  3,180
     Buildings and improvements                      5,968                5,450
     Furniture, fixtures and equipment              11,164                9,350
                                                  --------             --------

                                                    20,312               17,980
     Less accumulated depreciation                  (6,774)              (5,716)
                                                  --------             --------
                                                  $ 13,538             $ 12,264
                                                  --------             --------
                                                  --------             --------

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               December 27, 1997

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

5.   LONG-TERM DEBT:

     Long-term debt consists of the following (in thousands):

                                                December  27,         March 29,
                                                    1997                 1997
                                                -------------         ---------
     10 3/4% senior subordinated notes -
     interest payable semi-annually due
     May 15, 2007                                 $ 90,000             $    ---

     Tranche A Term Loan                               ---               30,000

     Tranche B Term Loan                               ---               30,000

     12% subordinated notes                            ---               19,352

     Term loan on land, building and
     improvements due August 1997                      ---                  596

     Other                                           2,855                2,505
                                                  --------             --------

                                                    92,855               82,453
     Less current portion                              726                3,537
                                                  --------             --------

                                                  $ 92,129             $ 78,916
                                                  --------             --------
                                                  --------             --------

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

The Company's 10 3/4% Senior Subordinated Notes are guaranteed by all operating subsidiaries of the Company (the "Subsidiary Guarantors"). The guarantee obligations of the Subsidiary Guarantors (which are all direct or indirect wholly owned subsidiaries of the Company) are full, unconditional and joint and several. The aggregate assets, liabilities, earnings, and equity of the Subsidiary Guarantors are substantially equivalent to the total assets, liabilities, earnings, and equity of HCC Industries Inc. and its subsidiaries on a consolidated basis. Separate financial statements of the Subsidiary Guarantors are not included in the accompanying financial statements because management of the Company has determined that separate financial statements of the Subsidiary Guarantors would not be material to investors.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               December 27, 1997


6.   COMMITMENTS AND CONTINGENCIES:

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

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               December 27, 1997


7.   RECENTLY ISSUED ACCOUNTING STANDARDS:

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

PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (IN MILLIONS)




                                               For the Three Months Ended                      For the Nine Months Ended
                                       ------------------------------------------      ------------------------------------------
                                       Dec. 27,                Dec. 28,                Dec. 27,                Dec. 28,
                                         1997     Percent        1996     Percent        1997     Percent        1996     Percent
                                       -------    -------      -------    -------      -------    -------      -------    -------
Net sales                               $15.1      100.0%       $13.8      100.0%       $46.2      100.0%       $42.8      100.0%
Gross profit                              5.6       37.1%         5.1       37.0%        17.9       38.7%        15.8       36.9%
Selling, general and administrative
  expenses                                1.7       11.5%         1.5       10.9%         6.0       13.1%         8.4       19.6%
Non-recurring expense                     1.3        8.3%        10.0       72.6%         1.3        2.7%        10.0       23.4%
Earnings (loss) from operations           2.6       17.4%        (6.4)        N/A        10.6       22.9%        (2.6)        N/A
Other income/(expense)                   (2.4)     (16.0%)       (0.5)       3.9%        (7.4)     (16.0%)       (1.1)       2.6%
Extraordinary loss (1)                    0.0        0.0%         0.0        0.0%        (1.0)      (2.2%)        0.0        0.0%
Net earnings (loss)                      $0.1        0.1%       ($4.2)        N/A        $0.9        2.0%       ($2.2)        N/A

(1) Represents extraordinary loss on retirement of debt, net of tax benefit.



COMPARISON OF THE THREE MONTHS ENDED DECEMBER 27, 1997 ("1998 QUARTER") TO THE THREE MONTHS ENDED DECEMBER 28, 1996 ("1997 QUARTER")


NET SALES

     The Company's sales increased by approximately 9.4%, or $1.3 million to $15.1 million for the 1998 Quarter compared to sales of $13.8 million for the 1997 Quarter.

     This increase was attributable to increasing demand in non-automotive products. The Company experienced strong growth in its aerospace, industrial and petrochemical products. Net non-automotive shipments increased by approximately 17.2% in the 1998 Quarter compared to the 1997 Quarter. Based on current order volume, the Company expects continued growth in the aerospace, industrial and petrochemical markets.

     On the automotive side, unit shipments of airbag initiator products increased significantly due to increased volumes on existing programs and the development of some new programs. This increased volume was offset by a price reduction effected under a new three year supply agreement with the Company's largest customer, Special Devices, Inc. ("SDI") and by the scheduled completion of the remaining automotive sensor programs for TRW. Overall, revenue from automotive shipments was flat in the 1998 Quarter compared to the 1997 Quarter. The new agreement with SDI was effective October 1, 1997 and expires on December 31, 2000.


GROSS PROFIT

     Gross profit increased by approximately 9.8% or $0.5 million, to $5.6 million for the 1998 Quarter compared to $5.1 for the 1997 Quarter. Gross margin increased slightly to 37.1% for the 1998 Quarter from 37.0% for the 1997 Quarter.

     The increase in gross profit is attributable to the increased sales volume. The increase in gross margin is due to efficiencies gained through increased operating leverage on the higher sales volume.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("S,G&A") expenses increased by approximately 13.3% or $0.2 million to $1.7 million for the 1998 Quarter compared to $1.5 million for the 1997 Quarter. S,G&A expenses as a percent to sales increased to 11.5% in the 1998 Quarter from 10.9% for the 1997 Quarter.

     The $0.2 million increase in S,G&A expenses is primarily due to higher selling expenses incurred in supporting the increased sales volume in the 1998 Quarter compared to the 1997 Quarter. The increase in the percentage of S,G&A expenses to sales reflects the overall impact of the higher S,G&A expenses as discussed above.


NON-RECURRING EXPENSE

     For the 1998 Quarter, the non-recurring expense was attributable to a $1.3 million financing fee paid in December 1997 to Windward Capital Partners in connection with securing the financing for the Recapitalization of the Company in February 1997. For the 1997 Quarter, the $10.0 million charge represents estimated environmental costs. A $6.0 million escrow was established in the 1997 Quarter to fund the estimated after-tax cost (estimated tax benefit of $4.0 million) associated with these environmental matters.


EARNINGS FROM OPERATIONS

     Operating earnings increased $9.0 million to $2.6 million for the 1998 Quarter compared to a loss of $6.4 million for the 1997 Quarter.

     The increase in operating earnings and operating margin was primarily attributable to the $8.8 million reduction in non-recurring expenses in the 1998 Quarter compared to the 1997 Quarter.


OTHER EXPENSE, NET

     Other expense, net increased $1.9 million to $2.4 million in the 1998 Quarter from $0.5 million for the 1997 Quarter. This increase was attributable to the increased interest expense associated with the additional debt incurred to finance the Recapitalization in February 1997. The Company has $92.1 million of indebtedness as of December 27, 1997 compared to $21.7 million at December 28, 1996.


NET EARNINGS

     Net earnings increased by approximately $4.3 million to $0.1 million for the 1998 Quarter from a loss of $4.2 million in the 1997 Quarter.

     The increase in net earnings was primarily attributable to the after tax impact of the reduction in non-recurring expenses and partially offset by the increase in interest expense in the 1998 Quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


COMPARISON OF THE NINE MONTHS ENDED DECEMBER 27. 1997 ("1998 PERIOD") TO THE NINE MONTHS ENDED DECEMBER 28, 1996 ("1997 PERIOD")

NET SALES

     The Company's sales increased by approximately 7.9%, or $3.4 million to $46.2 million for the 1998 Period compared to sales of $42.8 million for the 1997 Period.

     This increase was attributable to increasing demand in non-automotive products. The Company experienced strong growth in its aerospace, industrial and petrochemical products. Net non-automotive shipments increased by 13.5% in the 1998 Period compared to the 1997 Period. Based on current order volume, the Company expects continued growth in the aerospace, industrial and petrochemical markets.

     On the automotive side, unit shipments of airbag initiator products increased significantly due to increased volumes on existing programs and the development of some new programs. This increased volume was offset by a price reduction effected under a new three year supply agreement with the Company's largest customer, Special Devices, Inc. ("SDI") and by the scheduled completion of the remaining automotive sensor programs for TRW. Overall, revenue from automotive shipments was flat in the 1998 Period compared to the 1997 Period. The new agreement with SDI was effective October 1, 1997 and expires on December 31, 2000.


GROSS PROFIT

     Gross profit increased by approximately 13.3% or $2.1 million, to $17.9 million for the 1998 Period compared to $15.8 million for the 1997 Period. Gross margin increased to 38.7% for the 1998 Period from 36.9% for the 1997 Period.

     The increase in gross profit is attributable to the increased sales volume. The increase in gross margin is primarily attributable to an improved sales mix between product lines coupled with efficiencies gained through increased operating leverage on the higher sales volume.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("S,G&A") expenses decreased by approximately 28.6% or $2.4 million to $6.0 million for the 1998 Period compared to $8.4 million for the 1997 Period. S,G&A expenses as a percent to sales decreased to 13.1% in the 1998 Period from 19.6% for the 1997 Period.

     The $2.4 million decrease in S,G&A expenses reflects the elimination of certain non-recurring compensation costs from the 1997 Period that were not incurred in the 1998 Period. The reduced compensation costs were partially offset higher selling expenses incurred in supporting the increased sales volume. The improvement in the percentage of S,G&A expenses to sales reflects the overall lower S,G&A expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


NON-RECURRING EXPENSE

     For the 1998 Period, the non-recurring expense was attributable to a $1.3 million financing fee paid in December 1997 to Windward Capital Partners in connection with securing the financing for the Recapitalization of the Company in February 1997. For the 1997 Period, the $10.0 million charge represents estimated environmental costs. A $6.0 million escrow was established in the 1997 Quarter to fund the estimated after-tax cost (estimated tax benefit of $4.0 million) associated with these environmental matters.


EARNINGS FROM OPERATIONS

     Operating earnings increased $13.2 million to $10.6 million for the 1998 Period compared to a loss of $2.6 million for the 1997 Period.

          The increase in operating earnings and operating margin was primarily attributable to the $8.8 million reduction in non-recurring expenses, increased gross profit and lower S,G&A expenses (as discussed above) in the 1998 Period compared to the 1997 Period.


OTHER EXPENSE, NET

     Other expense, net increased $6.3 million to $7.4 million in the 1998 Period from $1.1 million for the 1997 Period. This increase was attributable to the increased interest expense associated with the additional debt incurred to finance the Recapitalization in February 1997. The Company has $92.1 million of indebtedness as of December 27, 1997 compared to $21.7 million at December 28, 1996.


NET EARNINGS

     Net earnings increased by approximately $3.1 million to $0.9 million for the 1998 Period from a loss of $2.2 million in the 1997 Period.

     The increase in net earnings was primarily attributable to the after tax impact of the significant reduction in non-recurring expenses and partially offset by the increase in interest expense in the 1998 Period.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $3.7 million for the 1998 Period compared to $9.0 million for the 1997 Period. The decrease of $5.3 million was primarily attributable to increased debt service costs and an increase in working capital requirements.

     Net cash used in investing activities was $3.3 million for the 1998 Period compared to $1.3 million for the 1997 Period. The $2.0 million increase was primarily attributable to the $2.2 million business acquisition in June 1997.

     As of December 27, 1997, the Company's outstanding indebtedness is $92.1 million, consisting of $90.0 million principal amount of the senior subordinated notes and $2.1 million of other borrowings. The Company amended the Revolving Credit Facility subsequent to the Offering to augment its liquidity requirements by increasing the size of the facility to $20.0 million. Borrowings under the Revolving Credit Facility may be used for general and other corporate purposes. To date, the Company has not used any amounts under the Revolving Credit Facility.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


     In August 1997, the Company established a Capital Lease Line of $3.0 million for financing manufacturing equipment expiring June 30, 1998. The agreement provides for thirty-six (36) or sixty (60) month terms with interest at 2.00% above the bank's index rate. The bank's index rate is the U.S. Treasury Note bond-equivalent yield per annum corresponding to the average life of the lease. At December 27, 1997 there was $0.8 million outstanding under the Capital Lease Line.

     Subsequent to the Offering, the Company has $90.0 million in senior subordinated note indebtedness. Interest expense will have a greater proportionate impact on net income in subsequent periods in comparison with the periods before the Recapitalization. The Company is not subject to any amortization requirements under the Notes prior to maturity.

     The Company believes that cash flow from operations and the availability of borrowings under the Revolving Credit Facility and Capital Lease Line will provide adequate funds for ongoing operations, planned capital expenditures and debt service during the terms of such facilities. To the extent certain performance thresholds with respect to the Contingent Notes and Contingent Bonuses are met, and such obligations become vested, the Company believes that cash flow from operations and availability of borrowings will be sufficient to fund such obligations.

     Capital expenditures for fiscal 1998 are expected to focus on vertical integration with investments in equipment to expand manufacturing capacity in machining, glass production, sealing and plating, as well as automation equipment to lower production costs on the high volume production lines. Expected capital expenditures for fiscal 1998 are approximately $3.5 million and will be financed through working capital and the Capital Lease Line.

     On December 8, 1997 the Company signed a new supply agreement with Special Devices, Inc. through the year 2000. The new agreement provides for price concessions to SDI in consideration of a one year contract extension and abatement of the volume discount from the previous agreement.

     This filing contains statements that are "forward looking statements", and includes, among other things, discussions of the Company's business strategy and expectations concerning market position, future operations, margins, profitability, liquidity and capital resources. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, including general economic conditions, regulatory changes and competition, many of which are outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward looking statements made by the Company ultimately prove to be accurate.

PART II - OTHER INFORMATION

Items 1 through 5 are omitted as they are not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:  12 - Computation of ratio of earnings to fixed charges

          (b)  Reports on Form 8-K  -  Not applicable



                                      SIGNATURES


                                        HCC INDUSTRIES INC.


DATED:  February 9, 1998       s/s Andrew Goldfarb
        -------------------        ------------------------------------------
                                   President and Chief Executive Officer


DATED:  February 9, 1998       s/s Christopher H. Bateman
        -------------------        ------------------------------------------
                                   Vice President and Chief Financial Officer

                                 HCC INDUSTRIES INC.
                  COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                    (IN THOUSANDS)

                                                   For the Nine Months Ended
                                                   --------------------------
                                                   December 27,   December 28,
                                                       1997           1996
                                                   -----------    -----------
Earnings:

   Earnings (loss) before taxes and
     extraordinary item                             $  3,205       $ (3,675)

   Add:  Fixed Charges                                 7,751          1,427
                                                    --------       --------
                                                    $ 10,956       $ (2,248)
                                                    --------       --------
                                                    --------       --------

Fixed Charges:

   Interest expense                                 $  7,751       $  1,427
                                                    --------       --------
                                                    $  7,751       $  1,427
                                                    --------       --------
                                                    --------       --------
Ratio of Earnings to Fixed Charges                       1.4            ---(1)
                                                    --------       --------
                                                    --------       --------

Note: The ratios of earnings to fixed charges were computed by dividing earnings by fixed charges. For this purpose, "earnings" consist of earnings before taxes and extraordinary item plus fixed charges and "fixed charges" consist of interest expense and amortization of debt issuance costs.

(1) The Company's earnings were insufficient to cover fixed charges for the nine months ended December 28, 1996.