Form 10-K
period 1998-03-28
HCC INDUSTRIES INC /DE/
filed 1998-06-26
CIK 316884

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
                                 -------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For the fiscal year ended:  March 28, 1998

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
               For the transition period from _________ to __________
                         Commission file number: 333-32207

                                HCC INDUSTRIES INC.
               (Exact name of Registrant as specified in its charter)

          DELAWARE                                        95-2691666
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)


                 4232 Temple City Blvd., Rosemead, California 91770
                 --------------------------------------------------
                      (Address of principal executive offices)


                                    (626) 443-8933
                ----------------------------------------------------
                (Registrant's telephone number, including area code)

                                -------------------

            Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class           Name of each exchange on which registered
     -------------------           -----------------------------------------
           None                                   None

            Securities registered pursuant to Section 12 (g) of the Act:
                     10 3/4% Senior Subordinated Notes Due 2007

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes  /X/    No  / /

Registrant's Common Stock, outstanding at March 28, 1998 was 134,955 shares.

                        DOCUMENTS INCORPORATED BY REFERENCE:

                       Documents referenced on Exhibits Index

                                HCC INDUSTRIES INC.

                        INDEX TO ANNUAL REPORT ON FORM  10-K

          CAPTION                                                          PAGE
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

     Item 1.    -   BUSINESS . . . . . . . . . . . . . . . . . . . . . .     3
     Item 2.    -   PROPERTIES . . . . . . . . . . . . . . . . . . . . .    11
     Item 3.    -   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . .    11
     Item 4.    -   SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS . . . . . . . . . . . . . . . . . .    14

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

     Item 5.    -   MARKET FOR THE REGISTRANT'S COMMON
                    EQUITY AND RELATED STOCKHOLDER MATTERS . . . . . . .    14
     Item 6.    -   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . .    15
     Item 7.    -   MANAGEMENT DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS . . . . . . . . . . . . . . . . . . . . .    15
     Item 8.    -   FINANCIAL STATEMENTS AND SUPPLEMENTAL
                    DATA . . . . . . . . . . . . . . . . . . . . . . . .    21
     Item 9.    -   CHANGES IN AND DISAGREEMENTS WITH
                    ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                    DISCLOSURE . . . . . . . . . . . . . . . . . . . . .    40

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    40

     Item 10.   -   DIRECTORS AND EXECUTIVE OFFICERS OF THE
                    REGISTRANT . . . . . . . . . . . . . . . . . . . . .    40
     Item 11.   -   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . .    41
     Item 12.   -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . .    45
     Item 13.   -   CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS . . . . . . . . . . . . . . . . . . . .    46

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    47

     Item 14.   -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                    AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . .    47

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    50

                                        PART I

ITEM 1 - BUSINESS

GENERAL

     Except where the context indicates otherwise, the term "Company" means HCC Industries Inc. and its wholly owned subsidiaries Hermetic Seal Corporation, Glasseal Products, Inc., Sealtron, Inc., Norfolk Avon Realty Trust, HCC Industries International, and HCC Foreign Sales Corporation.

     The Company was incorporated in Delaware in 1985 and is one of the largest custom manufacturers of high precision hermetically sealed electronic connection devices in the United States. High precision hermetic seals are used primarily to permit the flow of electricity across a barrier used to separate different atmospheric media (such as gas or liquid to air or vacuum) existing on opposite sides of the barrier. A hermetic seal is generally accomplished through the creation of a glass-to-metal seal ("GTMS").The hermetic seals manufactured by the Company generally fall into four categories - terminals, headers, connectors and microelectronics packages. A "terminal" is a device characterized by having only a single contact pin, while a "header" has multiple contact pins inserted in a frame. A "connector" is a type of terminal or header which can be mechanically coupled to or uncoupled from another connection. A "microelectronic package" is a container for thick and thin film substrates onto which hybrid circuitry has been etched. The Company operates in the premium segment of the market by providing high precision GTMS, custom designed to meet specific customer requirements. Each GTMS generally consists of a metal body or housing, metal contact pins, and an insulator fabricated from glass, ceramic or glass/ceramic mixtures. GTMS range in size from a two foot long, eight inch diameter cylindrical connector utilized for through-hull communication links for nuclear submarines, to a 40/1000 inch outside diameter (12/1000 inch inside diameter) implant to measure pressure in the heart chamber.

     The Company believes that it has been an industry leader in the design and manufacture of GTMS since it developed its GTMS process in 1945. The Company has developed over 75,000 different configurations, primarily for the following industries: (1) automotive (for use in, for example, the initiators in airbags and seat belt pretensioners); (2) aerospace and military electronics (for use in, for example, gyro guidance devices, flight instrumentation, jet engine controls, and space suit controls); (3) test and measurement (for use in, for example, temperature and pressure transducers, infrared detection instrumentation, electro-optical devices and fuel injection monitoring devices);
(4) medical electronics (for use in, for example, pacemakers, kidney dialysis machines and devices for monitoring vital life signs); (5) telecommunications (for use, in for example, coaxial cables); and (6) energy (for use in, for example, oil drilling equipment and down-hole logging instrumentation and for conventional and nuclear electric power generating plants).

     On February 14, 1997, pursuant to a Stock Purchase and Sale Agreement (the "Recapitalization Agreement") dated as of December 23, 1996, the Company, certain members of management, Windward Capital Associates, L.P. ("Windward") and certain affiliates of Windward (collectively, with Windward, the "Windward Group") and Metropolitan Life Insurance Company ("MetLife") completed a recapitalization of the Company (the "Recapitalization"). The Windward Group is a group of related entities which make merchant banking investments pursuant to certain program agreements. In connection with the Recapitalization, among other things: (i) the Company entered into Credit Facilities, consisting of: (a) a $10,000,000 five year Revolving Credit Facility, (b) a $30,000,000 five year Tranche A Term Loan and (c) a $30,000,000 six and one-half year Tranche B Term Loan; (ii) the Company issued $19,300,000, net of discount, in subordinated notes to the Windward Group and MetLife along with 8,614 shares of common stock and certain contingent anti-dilution warrants for an aggregate purchase price of $22,500,000; (iii) the Company purchased a portion of the shares of Common Stock (at $370 per share) beneficially owned by the selling stockholders for $87,500,000, including certain transaction expenses, in cash (a portion of which was paid at closing and the remainder of which was deposited in escrow at closing) and $5,000,000 in contingent subordinated notes; (iv) the Windward Group purchased 87,721 shares of Common Stock (at $370 per share) from the Company for $32,500,000 in cash; and (v) the Company repaid certain of its outstanding indebtedness. At March 29, 1997, as a result of item (iii) above, $69,282,000 remained in an escrow account and is reflected on the balance sheet of the Company as restricted cash and due to stockholders.

This escrow was disbursed in April 1997. In accounting for the recapitalization, no fair value adjustments were made to the book value of the Company's assets and no goodwill was recognized. The contingent subordinated notes vest upon achievement by the Company of certain operating performance thresholds or achievement by the Windward Group of certain investment performance thresholds. On March 28, 1998, upon partial vesting of the Contingent Subordinated Notes, the Company recorded a $2,500,000 charge to equity to reflect additional purchase price associated with the shares purchased in the Recapitalization.

     On May 6, 1997, the Company issued $90,000,000 in principal amount of Senior Subordinated Notes due in May 2007 (the "Old Notes") and used the proceeds of such issuance to, among other things, (i) repay 100% of the outstanding principal amount, together with all accrued but unpaid interest thereon, of each of Term Loan A and Term Loan B and (ii) repurchase all outstanding Mezzanine Units for $22,500,000, the initial purchase price thereof, together with accrued but unpaid interest on the Mezzanine Notes. As a result of this refinancing, the Company recorded an extraordinary loss of $986,000, net of taxes. In addition on May 6, 1997, the Company amended the Revolving Credit Facility to, among other things, increase the amount available thereunder from $10,000,000 to $20,000,000. Pursuant to the Registration Rights Agreement entered into with the issuance of the Old Notes, the Company on November 3, 1997 filed a Registration Statement under the Securities Act of 1933 with the SEC to exchange the Old Notes for $90,000,000 of Senior Subordinated Exchange Notes (the "New Notes"). The terms of the New Notes and the Old Notes are identical in all material respects.

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

     The demand for the Company's products is largely dependent on the automotive and aerospace industries. Sales to Special Devices Inc. ("SDI"), the Company's largest customer, accounted for approximately 37% of the Company's consolidated sales for the fiscal year ended March 28, 1998. Sales to the Company's ten largest customers accounted for approximately 50% of consolidated sales during the 1998 fiscal year. Approximately 70% of the Company's consolidated sales for fiscal 1998 were to customers with which the Company had contractual agreements, sole source relationships, letters of intent or long-term purchase orders. A substantial portion of these business relationships are informal and certain of the Company's contractual arrangements may be terminated at will. In the past, SDI has attempted to find such second source suppliers and to secure a license from the Company to produce GTMS products internally.
In early 1997, SDI announced its intention to internally produce 100,000 glass-to-metal seal units per week in partial substitution of the units supplied to SDI by the Company. The Company shipped a weekly average of approximately 900,000 units to SDI during fiscal 1998. On December 8, 1997, the Company signed a new supply agreement with SDI through the year 2000. The new agreement provides for price concessions to SDI in consideration of a one year contract extension and abatement of the volume discount from the previous agreement.

     The Company's sales have grown at a compound annual growth rate of 18% over the last five years. While a substantial portion of the Company's growth over the last several years has come from sales to the automotive industry, particularly hermetically sealed connectors for use in airbag initiators, the Company has also recognized consistent growth in its sales of GTMS products to the aerospace, petrochemical and general industrial markets. The Company believes this has been the result of its commitment to customer service, development of close working relationships with many of its customers and the value-added nature of its products.

COMPETITIVE STRENGTHS

     The Company believes that it has the following competitive strengths:

     LONG-TERM CUSTOMER RELATIONSHIPS. Many of the Company's customers, including SDI, have been customers for over ten years. The Company believes that both automotive and aerospace OEMs continue to seek long-term partnerships with fewer core suppliers. The Company's relationships are strengthened by the fact that many of its arrangements with its customers provide for the Company to act as the sole source of supply for the customer. The Company estimates that approximately 70% of the Company's consolidated sales for fiscal year 1998 were from contractual agreements, sole source relationships, letters of intent or long-term purchase orders.

     MARKET LEADERSHIP. A number of the Company's products hold leading market positions in their respective niche markets. The Company currently believes based upon internal estimates that it produces hermetically sealed products for approximately 50% of the airbag initiators produced in the U. S. The Company believes, based upon long-term relationships with SDI and other airbag initiator suppliers, that it is well positioned to continue to increase its market share, as well as expand its sales internationally.

     COMMITMENT TO QUALITY AND SERVICE. The Company believes that its commitment to provide consistent, high quality products and services and flexible manufacturing and custom designed products at competitive prices, forms the basis for its strong and diversified customer relationships. The Company manufactures most of its parts to specific customer requirements. The Company utilizes Statistical Process Control, Design Failure Mode Effects Analysis, Process Failure Mode Analysis, and a strict adherence to complete manufacturing documentation in order to manufacture high quality products for internal use as well as external customer sales. The Company's three operating subsidiaries are registered to ISO 9001.

     PROPRIETARY TECHNOLOGY. The Company operates in the automotive, aerospace and general industrial technologies markets in which products typically require sophisticated engineering and production techniques. The Company designs and manufactures new products to fulfill customer needs, and has developed proprietary manufacturing technology since its founding in 1945. The Company believes that this proprietary technology helps enable it to attract and retain customers who require customized, high tolerance products. The Company estimates that it has produced over 75,000 different variations of GTMS.

     LOW COST OPERATIONS. The Company believes that its extensive "in-house" capabilities and vertical integration are competitive advantages that have allowed it to become a low cost producer. By controlling the tolerance of the component parts, the Company has been able to reduce scrap and to increase the yields of its products. Furthermore, the Company is continually developing and assessing its programs designed to increase efficiency and enhance economies of scale in order to further reduce costs.

     DIVERSE PRODUCTS AND CUSTOMERS. The Company has a diverse customer base, with sales of numerous product variations to approximately 1,200 customers in fiscal 1998. Over the past several years, the Company has recognized consistent growth in sales of GTMS products to the automotive, aerospace and general industrial markets.

BUSINESS STRATEGY

     The Company's strategy is to expand its business through:

     FOCUSING ON CORE STRENGTHS. The Company continues to focus on what it believes are its core strengths and to invest in those businesses that are consistent with those strengths and which exhibit high growth potential. Core strengths include the timely custom design and manufacturing of high tolerance, high reliability components and the effective program management of long term contracts and supply agreements.

     LEVERAGING CUSTOMER RELATIONSHIPS. The Company works closely with its customers to jointly develop and design new products and to improve the performance and lower the cost of the Company's customers' products. The Company has sole source supply contracts, shares product development, and enters into other teaming arrangements with its key customers to further strengthen and broaden its relationships. The Company believes that this strategy, together with the successful performance under existing contracts has led to additional long-term business from key existing customers and new customers.

     PURSUING SELECTIVE ACQUISITIONS. The Company intends to pursue selective acquisitions and to add products and capabilities that are complementary to its existing operations. Priority is expected to be given to acquiring businesses whose products can be manufactured in the Company's existing facilities ("fold-in" acquisitions). The Company's operations are characterized by a relatively high level of operating leverage; therefore, such fold-in acquisitions should allow the Company to allocate costs across broader synergistic product lines and represent additional volume through the Company's existing facilities which should provide opportunities to improve profitability.

     EXPANDING INTERNATIONALLY. The Company is considering the expansion of its operations in Europe. The primary motivation in a geographic expansion would most likely be to service the growth of its current customers' operations as they expand their production operations abroad.

INDUSTRIES

     The Company estimates the total size of the GTMS market to be $600 million, with approximately one-half estimated to be the specialized, high precision segments in which the Company competes. The Company believes based upon internal analysis that the market for high-end hermetically sealed products is extremely fragmented, with no other competitor offering the same breadth of products as the Company. The Company believes that its focus on the high-end, custom segment of the GTMS market enables it to achieve higher margins.

     The Company sells its products to four principal industries: (i) the automotive parts industry for use in airbag initiators, automotive crash sensors, climate control devices and anti-lock braking systems; (ii) the aerospace industry for use primarily in commercial and military aviation and electronics; (iii) general industry for use primarily in process control, and other industrial, medical and telecommunications applications; and (iv) the petrochemical industry, for use primarily in oil and gas downhole analysis equipment.

AUTOMOTIVE

     The Company provides GTMS products used in initiators for airbag devices. At present, each airbag device requires at least one initiator (the device that deploys the airbag). The automotive airbag industry has undergone dynamic growth over the recent past stemming from increased consumer demand for automotive safety devices and federal regulations requiring such devices. Currently, regulations adopted by the National Highway Traffic Safety Administration require that airbags be the automatic frontal crash protection system used for both the driver and front passenger in at least 95% of passenger automobiles manufactured from September 1, 1996 to August 31, 1997 for sale in the U. S., and in 100% of passenger automobiles manufactured thereafter. For light trucks and vans, the regulations require that airbags be the automatic frontal crash protection system used for at least the driver in no less than 80% of light trucks and vans manufactured from September 1, 1997 to August 31, 1998 for sale in the U. S., and for both the driver and front passenger in 100% of light trucks and vans manufactured thereafter.

     Although not mandated by law, initiator-based safety systems are also employed in automobiles produced and sold in Europe and Asia, although fewer than in the U. S. The systems utilized in Europe and Asia include airbag systems similar to those in use in the U. S. and seat-belt pretensioners that employ initiators. While the majority of airbag initiators manufactured for use in cars outside the U. S. employ plastic initiators, there is a trend toward using GTMS in such products due to their increased reliability.

COMMERCIAL AND MILITARY AVIATION AND ELECTRONICS

     The Company provides hermetic seals that are used for a number of different applications in commercial and military aviation and electronics, primarily to protect guidance and sensor devices from the effects of changes in atmospheric conditions. The Company believes based upon internal estimates that GTMS products are utilized in almost every model of commercial aircraft currently in production and its customers include essentially all major aerospace suppliers. The Company's sales to the aerospace industry are dependent to a certain extent on new construction of commercial and military aircraft. The Company competes with a number of different suppliers in this market, based on quality, delivery and price.

GENERAL AND INDUSTRIAL

     The Company provides GTMS used in pressure and temperature transducers (sensors), industrial process control equipment, capacitor end-seals for electronic devices and other industrial, medical and telecommunications applications to a number of manufacturers. The Company believes that its ability to help customers develop products to meet demanding specifications allow for significant opportunities within this market segment, including those customers not currently served by the Company's products. The Company also believes that the increased sophistication of equipment and increased level of automation being used in industrial applications will increase demand for GTMS products.

PETROCHEMICAL

     The Company provides GTMS used for down-hole logging equipment in the oil and gas industry primarily under long-term contracts to oil field equipment and service companies. The Company's sales to this industry during any period are somewhat dependent on the current level of exploration and drilling in the oil and gas industry and current demand for and price of crude oil. The Company believes that it is one of only two significant providers of GTMS to this industry. The Company expects that the trend toward more sophisticated measurement-while-drilling equipment in the petrochemical industry is likely to lead to more demand for the Company's products.


CUSTOMERS AND APPLICATIONS

     In the past year, the Company has sold products to over 1,200 customers. The Company's ten largest customers accounted for approximately 50% of net sales for fiscal year 1998. The Company's largest customer, SDI (a manufacturer of airbag initiators), represented approximately 37% of consolidated sales for the fiscal year ended March 28, 1998.

     Approximately 70% of the Company's consolidated sales for fiscal year 1998 were to customers with which the Company had contractual agreements, sole source relationships, letters of intent or long-term purchase orders. The Company only begins to manufacture products upon receipt of a purchase order. The Company's relationship with SDI includes a three-year contract expiring December 31, 2000 to produce at least 75% of SDI's GTMS for its initiators provided the Company maintains pricing and quality which are generally equivalent to or better than other suppliers. The Company believes that it currently provides nearly all of SDI's GTMS components. In early 1997, SDI announced its intention to internally produce 100,000 glass-to-metal seal units per week in partial substitution of the glass-to-metal seal units supplied to SDI by the Company.

     The following table sets forth the Company's principal end-user markets, certain applications for its products and certain of the Company's customers in fiscal year 1998.


End Markets                    Automotive                       Aerospace                        Industrial/Petrochemical
Applications:                  Airbag Initiators                Jet Engine Monitors              Process Control Sensors
                               Crash Sensors                    Avionics                         Down Hole Drilling Sensors
                               Thermistors                      Fuel Gauge Indicators            Lithium Batteries
                               Airbag Pressure                  Temperature                      Telecommunication
                                  Switches                      Sensors                              Switching Devices
                               ABS                              De-icing Sensors                 Hybrid Circuit Packaging
                               Variable Speed                   Air Speed Indicators
                                  Transmission Controls

Customers*:                    SDI                              Allied Signal                    ABB
                               Keystone                         Rosemount Aerospace              Baker-Hughes
                               NCS Pyrotechnie                  Honeywell                        Schlumberger
                                                                Hughes                           Halliburton
                                                                Litton                           Western Atlas
                                                                Eaton                            Kemet
                                                                                                 Sprague
                                                                                                 Druck, Ltd.
                                                                                                 Omni Rel
                                                                                                 Power Conversion, Inc.

Specific example of            Airbag initiator                 Temperature Sensors              High pressure electrical
product application:                                                                             bulkheads for down-hole
                                                                                                 use (oil exploration)


What the product does:         Electric current flows from      Passes electric current from     Carries electrical signals
                               crash sensor through initiator   sensors that detect excessive    between geological formation
                               to begin inflation of the        heat and/or fire in aircraft     measurement tools and sensors.
                               airbag.

Result:                        Airbag is inflated in            Warning signal and automatic     Allows precise measurement of
                               approximately 6 to 14            release of fire retardant        geology while protecting
                               milliseconds                                                      sensitive equipment from extreme
                                                                                                 heat and pressure.


* Other than SDI, all of the customers listed represented individually less than 4% of the Company's consolidated sales for fiscal year 1998.

MANUFACTURING PROCESS

     A GTMS is made by assembling three sets of component parts (metal contacts or pins, glass bead(s) and an outer metal housing or shell) on a graphite fixture. This assembly is put through a controlled atmosphere furnace at approximately 1,800 degrees Fahrenheit until the glass becomes molten. The graphite fixture is used to hold the components in place while the glass is molten. As the assembly cools, a physical and chemical bond is formed between the glass and the shell as well as the glass and the pin, thus forming a hermetic seal.

     The Company believes that its extensive "in-house" capabilities are a key competitive advantage that has allowed it to become a low cost producer. By specifically controlling the tolerance of the component parts, the Company believes that it is able to increase the end yields of its product. This attention to quality throughout the manufacturing process also helps to ensure the timely delivery of its products. It also enables the Company to respond very quickly to prototype and new product development opportunities.

     The Company manufactures most of its parts to specific customer requirements. All three of the Company's operating subsidiaries use Computer Aided Design ("CAD") to produce the drawings and specifications required by the customer. The Company estimates that it has produced over 75,000 different variations to GTMS since 1945. This extensive library of designs enables the Company to suggest design changes to its customers that reduce manufacturing costs without sacrificing quality and therefore reduce the cost to the customer (value engineering).

     The Company has made a significant investment in Computer Numerically Controlled ("CNC") machine tools in order to manufacture the metal shells and pins to demanding customer specifications. The Company also machines most of its own graphite fixtures thereby allowing it to maintain process quality. Many of the glass preforms used in the Company's products are manufactured internally as well. The Company is preparing to embark on a program to significantly expand its glass manufacturing capability. This allows the Company to sell glass to outside customers as an additional source of revenues. The Company has many proprietary formulas for glass and glass/ceramic mixtures that it has developed in over 50 years of manufacturing.

     The Company utilizes Statistical Process Control ("SPC"), Design Failure Mode Effects Analysis, Process Failure Mode Effects Analysis and a strict adherence to complete manufacturing documentation in order to manufacture high quality products for internal use as well as external customer sales. The Company believes that its knowledge and use of these procedures give the Company a competitive advantage. Hermetic, Glasseal and Sealtron became registered to ISO 9001 within the past 24 months. The ISO 9001 registration, an international standard of quality, should facilitate business expansion in Europe.

MARKETING AND SALES

     The Company's products are marketed throughout the Unites States to customers in a wide variety of industries, both by Company-employed salespersons, who work out of the Company's plants, and by a number of independent regional manufacturers' sale representatives. The 14 Company-employed salespersons receive a base salary plus bonus potential. Sales in Europe are through a two person office in Northampton, England. As part of the Company's growth strategy, the Company believes that it can capture an increasing share of the business outside the United States. Economic, political, governmental and regulatory conditions in such international markets could adversely affect the Company's ability to successfully enter or operate in such markets. Therefore, no assurances can be given that the Company's attempts to expand its business into such international markets will be successful. The Company currently has 18 independent regional manufacturers-sales representatives spread geographically across the U. S. and Europe. These representatives, who do not exclusively sell the Company's products, are remunerated on a commission basis. The Company believes there is a significant opportunity to increase its sales through expansion of its sales and distribution efforts, both within the markets it currently serves and in new markets.

COMPETITION

     The Company believes based upon internal analysis that most of the Company's competitors in the GTMS sector of the industry in which it competes are smaller and have less technological and manufacturing expertise than the Company. The Company believes that it occupies a favorable competitive position because of its experience in engineering and production techniques. Price has generally been a less significant competitive factor than the quality and design of the GTMS because their cost typically is a small percentage of the total cost of the end products in which they are used and because of the importance of the uses to which many of the Company's products are put. In addition, products for airbag initiators are qualified for particular new automotive models and new products are subject to design and process verification testing (prior to which there are no sales) which typically takes 8 to 24 months and therefore helps to inhibit new entry into the market.

BACKLOG

     As of March 28, 1998, the Company had a backlog of $33.9 million compared to $28.8 million as of March 29, 1997. The Company has historically maintained a strong backlog of orders. The Company sells a majority of its products pursuant to contractual agreements, sole source relationships, letters of intent or long-term purchase orders, each of which may permit early termination by the customer. However, due to the specialized, highly engineered nature of the Company's product, it is not practical in many cases for customers to shift their business to other suppliers without incurring significant switching and opportunity costs.

EMPLOYEES

     At March 28, 1998, the Company had approximately 800 employees, substantially all of whom were located in the Unites States. None of the Company's employees is subject to a union contract. The Company considers its relations with its employees to be excellent.

RAW MATERIALS

     The Company obtains raw materials, component parts and supplies from a variety of sources and generally from more than one supplier. The Company's principal raw materials are steel and glass. The Company's suppliers and sources of raw materials are based in the United States and the Company believes that its sources are adequate for its needs for the foreseeable future. The loss of any one supplier would not have a material adverse effect on the Company's financial condition or results of operations.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to numerous Environmental laws, including those regulating air emissions and discharges to water, and the storage, handling and disposal of solid and hazardous waste. The Company believes that it is in substantial compliance with such laws and regulations. Because Environmental Laws are becoming increasingly more stringent, the Company's environmental capital expenditures and costs for environmental compliance may increase in the future.

     Under certain Environmental Laws, in particular CERCLA, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Generally, liability under CERCLA is joint and several and remediation can extend to properties owned by third parties. Persons who arrange for the disposal or treatment of hazardous or toxic substances or otherwise cause the release of such substances into the environment may also be liable under such laws for the costs of removal or remediation of such substances at a disposal or treatment facility or other location where the substances have migrated or come to be located, whether or not such facility or location is or ever was operated by such person and regardless of whether the method of disposal or treatment was legal at the time. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for the presence of such hazardous or toxic substances, and the liability under such laws has been interpreted to be strict, joint and several unless the harm is divisible and there is a reasonable basis for the allocation of responsibility. In addition, the presence of hazardous or toxic substances, or the failure to remedy such property properly may adversely affect the market value of the property, as well as the owner's ability to sell or lease the property. The Company has potential liability under Environmental Laws for the remediation of contamination at two of its facilities (see Item 3 for further discussion of environmental matters).


ITEM 2 - PROPERTIES

FACILITIES

     The Company's principal executive offices are owned by the Company and are located in the Hermetic Seal facility located in Rosemead, California. Additionally, the Company has operating facilities in El Monte, California; Lakewood, New Jersey, and Reading, Ohio, as set forth below. The Company also owns approximately 47,400 square feet of plant and office space in Avon, Massachusetts, which is currently vacant.

          Location                                  Owned/Leased   Square Feet
          Rosemead, CA . . . . . . . . . . .            Owned        37,000
          El Monte, CA . . . . . . . . . . .           Leased*       38,000
          Lakewood, NJ . . . . . . . . . . .            Owned        50,000
          Reading, OH. . . . . . . . . . . .            Owned        37,000


* On May 22, 1998, the Company purchased the facility located in El Monte, California consisting of real property and an industrial building of approximately 110,000 square feet.


ITEM 3 - LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

ROSEMEAD, CALIFORNIA

     REGIONAL GROUNDWATER CONTAMINATION. A portion of the San Gabriel Valley in which the Rosemead facility is located was designated by the EPA as a federal Superfund site in 1984. To facilitate cleanup and improve administration of the site, the EPA subdivided the valley into seven geographically distinct "operable units". The Company has been named as a potentially responsible party ("PRP") under CERCLA for the El Monte Operable Unit. The El Monte Operable Unit underlies the City of El Monte and portions of the Cities of Temple City and Rosemead and has boundaries which are defined roughly by the extent of known solvent contamination in the shallow groundwater. To the extent the Rosemead facility contributed to the regional contamination, such contribution is in connection with alleged spills of the degreasing solvent tetracholoroethylene
(PCE) during the period from the 1950's until sometime in the mid-1980's when the Company stopped using this solvent.

     Many other companies are believed to be contributors to the groundwater contamination in the El Monte Operable Unit. The Company and 16 other such companies have formed the Northwest El Monte Community Task Force (the "Task Force") to undertake the investigation of the remediation, to identify other potential contributors and potentially to undertake required remediation. In March of 1995, the Task Force entered into a Consent Administrative Order with the EPA to perform a Remedial Investigation and Feasibility Study (RI/FS) of the operable unit. The RI/FS which began in October of 1995 was originally scheduled for 90 weeks. It presently appears that the RI/FS process will not be complete before March 1999. The RI/FS costs of approximately $2.1 million to date have been funded with about one-quarter of the costs coming from governmental entities and the balance paid pursuant to a confidential interim allocation agreement of Task Force members. The interim agreement with respect to the allocation of RI/FS expenses is not binding on any of the participants regarding the allocation of remediation expenses.

     ON-SITE/SOIL AND GROUNDWATER CLEANUP COSTS. In addition to the Operable Unit Remediation costs, the Company has voluntarily undertaken both on-site soil and groundwater remediation. In 1995, pursuant to a contract with Fero Engineering, the Company installed a soil vapor extraction system which has, to date, reduced contamination in the soil. The system has been functioning for approximately 30 months and although it is not possible to determine how long it will take to complete the remediation, the Company and Fero Engineering believe that the system may need to be in place for an additional two to three years at an operating and maintenance cost of $20,000 per year.

     The Company has installed a groundwater extraction system in conjunction with its neighbor, Crown City Plating Company. This system extracts contaminated water from below the facility and pumps the water for use in Crown City's manufacturing process prior to discharge to the municipal sanitary sewer. The system has been operational since August 1996 and is designed to capture contaminant flow from under the facility containing and cleaning the groundwater before it impacts the regional groundwater flow. Although the system has been successful, it is premature to determine how long operation of it will be needed to remediate the groundwater to acceptable levels, or if the operation of the system will be discontinued and replaced with a regional groundwater remediation program. The Company estimates the ongoing operating and maintenance costs for this system to be $30,000 per year.

     The Company believes that its financial liability with respect to regional groundwater contamination may be substantially reduced by acting on its own initiative to commence early remediation of groundwater contamination under its property.


AVON, MASSACHUSETTS

     The Company's facility in Avon, Massachusetts, currently inactive, was purchased in 1985 and operated as its Hermetite facility until August of 1989 at which time all equipment was removed. Subsequent to its closure, the Company identified significant levels of solvents trichloroethylene ("TCE") and 1,1,1 trichloroethane ("TCA") in the groundwater. Subsurface investigations have delineated a plume of contaminants extending from the facility, beneath the neighboring Den Lea property and into a town public water supply wellfield about 800 feet to the southeast of the property. Since the discovery of contaminants in 1991, the level of contaminants at the facility has decreased. Despite the fact that contaminants continue to move toward the wellfield, the levels at the well field remain within acceptable drinking water standards.

     The Avon property is subject to Massachusetts "Chapter 21E," the state's hazardous site cleanup program. The site was initially classified in the program's "Tier 1A" category, the highest tier based on the proximity to the town wellfield. The property has since been reclassified to a less stringent "Tier 1B" category based on the level of contaminants. Under Tier 1B procedures, the Company may design its own remediation program subject to state oversight, auditing, and scheduling.

     Pursuant to this procedure, the Company, through GZA GeoEnvironmental, Inc., its licensed consultants, designed a pump and treat remediation system which is intended to capture the contaminants before they reach the town wells. In July 1996, the program was approved by the Massachusetts Department of Environmental Protection and the Company entered into an agreement with Environmental Reclamation, Inc. to construct the remediation system. The system has been designed so that its capacity can be expanded to clean the site in less time if desired by increasing the number of extraction wells. The initial cost of the system and the first year of operation and maintenance is $116,000. Construction of the system has been completed and the system has recently become operational. If no additional extraction wells are used, the Company estimates that cleanup could take 20 years at $20,000 per year. Once the system is in place, the Company will determine whether it is cost beneficial to accelerate the cleanup of the site.

     The Company has resolved the claims asserted by its neighbor Den Lea Corporation which owns an adjacent piece of property. In 1992, Den Lea sued the Company for $400,000 in property damage caused by the migrating contamination. In 1993, the suit was withdrawn "without prejudice" based on the Company's assurance that it would remediate the site. In August 1997, Den Lea executed a release and hold harmless agreement with the Company in return for a cash payment of $250,000 to settle all potential claims against the Company.

REMEDIATION

     It is not presently possible to determine definitively the ultimate cost to the Company for regional groundwater remediation in Rosemead. Such a definitive determination cannot be made until (i) the completion of the RI/FS, and the subsequent selection and approval by regulatory authorities of a remediation strategy and program, if any, which may not be complete for twenty-four to thirty-six months and (ii) an agreement among Task Force members is reached regarding the Company's allocable share of remediation liability. Based on the analysis of environmental engineering consultants, the Company believes its present value cost exposure at the Avon site to be somewhere between $500,000 and approximately $2,500,000, with the upper end estimate based upon the necessity of operating an expanded treatment system for twenty years. Based upon the analysis of such environmental engineering consultants, the Company established a $10 million accrual as of March 29, 1997, prior to accounting for taxes, in respect of all such environmental matters.

     Pursuant to the Recapitalization Agreement, the Selling Group has agreed to indemnify the Company with respect to the after-tax costs of contingent environmental and other liabilities, subject to a cap for all indemnified liabilities of $30 million. Pursuant to the Recapitalization Agreement, a $6.0 million interest bearing escrow account was established by the selling stockholders (the "Deferred Amount") to secure indemnity claims of the Company and others, including with respect to environmental liabilities. Although there can be no assurances, the Company believes that the Deferred Amount should be adequate to cover the costs of the remediation. In the event the Deferred Amount is inadequate to cover the costs of remediation, the Company has been informed by the individual members of the Selling Group that they will draw upon personal funds to cover such excess costs. If the Selling Group has aggregate indemnification liabilities in respect of environmental matters in excess of $30 million, the Company has agreed to indemnify the Selling Group for such claims to the extent such claims exceed $30 million.

     In addition, the Company has insurance coverage that may cover at least a portion of its costs. Presently, 75% of the Company's legal costs are being reimbursed by some of the Company's insurance carriers under a reservation of rights by the Company and the insurance company for the balance of the legal costs.

OTHER

     On March 3, 1998, Walter Neubauer, a former stockholder of the Company filed a lawsuit in California Superior Court (Case BC186937; Walter Neubauer vs. Andrew Goldfarb, et. al.) against the Company and certain other stockholders alleging (i) breach of fiduciary duty, (ii) fraud, (iii) negligent misrepresentation, (iv) negligence, (v) violations of corporations code and (vi) breach of contract. The allegations primarily relate to the Company's exercise of an option to acquire Mr. Neubauer's stock in August 1996. The former stockholder is seeking damages of $40.0 million. Based upon the Company's analysis of the current facts, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard at this time.

     On May 7, 1998, the Company filed a lawsuit against the former stockholder in California Superior Court alleging (i) breach of contract, (ii) intentional interference with business relations and (iii) interference with prospective business advantage. All allegations relate to violations of the noncompetition agreement executed by the former stockholder in August 1996. The Company is seeking damages of $50.0 million.

     There are other various claims and legal proceedings against the Company relating to its operations in the normal course of business, none of which the Company believes will be material to its financial position and results of its operations. The Company generally obtains indemnification agreements from its customers and currently maintains insurance coverage for product liability claims. There can be no assurance that indemnification from its customers and coverage under insurance policies will be adequate to cover any future product liability claims against the Company. In addition, product liability insurance coverage is expensive, difficult to maintain and may be unobtainable in the future on acceptable terms.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                      PART II


ITEM 5  -  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
           MATTERS

Not Applicable

ITEM 6  -  SELECTED CONSOLIDATED HISTORICAL FINANCIAL INFORMATION

     The following selected consolidated financial information for each of the five fiscal years ended April 2, 1994, April 1, 1995, March 30, 1996, March 29, 1997, and March 28, 1998 has been derived from the audited consolidated financial statements of the Company. The information presented below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes thereto appearing elsewhere herein (in thousands).

                                                April 2,       April 1,       March 30,       March 29,       March 28,
                                                  1994           1995           1996             1997           1998
                                              ----------     ----------     -----------    ------------   -------------
STATEMENT OF OPERATIONS DATA:
Net sales                                     $  29,663      $  40,307      $  52,207      $  56,683      $  64,561
Cost of goods sold                               20,458         25,423         32,562         35,729         38,922
                                              ----------     ----------     -----------    ------------   -------------
Gross profit                                      9,205         14,884         19,645         20,954         25,639
Selling, general and
   administrative expenses                        5,364          6,274          9,107          9,308          8,552
Non-recurring expense(1)                             --             --             --         10,000          1,250
                                              ----------     ----------     -----------    ------------   -------------
Earnings from operations                          3,841          8,610         10,538          1,646         15,837
Interest and other income                           646            136            279            479            510
Interest expense                                 (1,893)        (1,715)        (1,924)        (2,946)       (10,327)
Other expense(2)                                     --         (1,369)            --             --             --
                                              ----------     ----------     -----------    ------------   -------------
Earnings (loss) before taxes, change
   in accounting principle and
   extraordinary loss                             2,594          5,662          8,893           (821)         6,020
Taxes (benefit) on earnings (loss)                1,140          1,810          3,230           (293)         2,406

Earnings (loss) before change in
   accounting principle and extraordinary
   loss                                           1,454          3,852          5,663           (528)         3,614
Change in accounting principle(3)                 1,782             --             --             --             --
Extraordinary loss, net of tax(4)                    --             --             --         (1,186)          (986)
                                              ----------     ----------     -----------    ------------   -------------
Net earnings (loss)                            $  3,236       $  3,852       $  5,663      $  (1,714)      $  2,628
                                              ----------     ----------     -----------    ------------   -------------
                                              ----------     ----------     -----------    ------------   -------------
BALANCE SHEET DATA (AT PERIOD END)
Total assets                                   $ 23,819       $ 27,061       $ 33,668      $ 116,141       $ 62,860
Working capital                                   2,403          5,541         10,387          7,594         16,883
Long-term debt, less
   current portion                               11,848          9,846          9,811         78,916         98,201
Stockholders' equity (deficit)                    5,707          9,197         14,885        (53,340)       (56,940)
Dividends declared                                  ---            ---            ---            ---            ---


(1) Represents $10.0 million non-recurring expense for environmental remediation for fiscal 1997 and $1.3 million non-recurring expense for financial advisory fee for fiscal 1998.
(2)  Represents loss on sale of real property.
(3) Represents gain on cumulative effect of change in accounting principle (SFAS 109).
(4)  Represents loss on retirement of debt, net of tax benefit.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table and discussion should be read in conjunction with the information contained in the consolidated financial statements and notes thereto of the Company appearing elsewhere herein. Unless otherwise stated, all references to years means the Company's fiscal year ending March 28, 1998
(1998), March 29, 1997 (1997) and March 30, 1996 (1996), respectively.

RESULTS OF OPERATIONS (IN MILLIONS)

                                        1998         Percent          1997          Percent         1996         Percent
                                        -----        -------          -----         -------
Net sales                               $64.6         100.0%          $56.7         100.0%          $52.2         100.0%
Gross profit                             25.6          39.7%           21.0          37.0%           19.6          37.6%
Selling, general and administrative
     expenses                             8.5          13.2%            9.3          16.4%            9.1          17.4%
Non-recurring expense                     1.3           1.9%           10.0          17.6%            0.0           0.0%
Earnings (loss) from operations          15.8          24.5%            1.6           2.9%           10.5          20.2%
Other income/(expense)                   (9.8)        (15.2%)          (2.5)         (4.4%)          (1.6)         (3.2%)
Extraordinary loss (1)                   (1.0)         (1.5%)          (1.2)         (2.1%)           0.0           0.0%
Net earnings (loss)                      $2.6           4.1%          ($1.7)         (3.0%)          $5.7          10.8%



(1)  Represents extraordinary loss on retirement of debt, net of tax benefit.


COMPARISON OF THE FISCAL YEAR ENDED 1998 WITH 1997

NET SALES

     The Company's net sales increased by approximately 13.9% or $7.9 million to $64.6 million for 1998 compared to sales of $56.7 million for 1997. The increase was primarily due to increasing demand in non-automotive products. Sales to existing aerospace, industrial process control, and petrochemical customers increased significantly in 1998. Net non-automotive shipments increased by 25.4% in 1998 compared to 1997. Based on current order volume, the Company expects continued growth in the aerospace, industrial process control and petrochemical markets.

     On the automotive side, unit shipments of airbag initiator products increased significantly due to increased volumes on existing programs and the development of some new programs. This increased volume was offset by a price reduction effected under a new three year supply agreement with the Company's largest customer, Special Devices, Inc. ("SDI"). Overall, revenue from automotive shipments was flat in 1998 compared to 1997. The new agreement with SDI was effective October 1, 1997 and expires on December 31, 2000.


GROSS PROFIT

     Gross profit increased by approximately 22.4% or $4.6 million, to $25.6 million for 1998 compared to $21.0 million for 1997. Gross margin increased to 39.7% for 1998 from 37.0% for 1997.

     The increase in gross profit was attributable to the increased sales volume. The increase in gross margin was primarily attributable to an improved sales mix between product lines coupled with efficiencies gained through increased operating leverage on the higher sales volume.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("S,G&A") expenses decreased by approximately 8.1% or $0.8 million to $8.5 million for 1998 compared to $9.3 million for 1997. S,G&A expenses as a percent to sales decreased to 13.2% in 1998 from 16.4% for 1997.

     The $0.8 million decrease in S,G&A expenses reflects an approximate $1.2 million reduction in compensation costs. The decreased SG&A expenses was partially offset by approximately $0.4 million of higher selling expenses incurred in supporting the increased sales volume. The improvement in the percentage of S,G&A expenses to sales reflects the increased growth in net sales outpacing the increase in overall S,G&A expenses.

NON-RECURRING EXPENSE

     The non-recurring expense was attributable to a $1.3 million financial advisory fee paid in December 1997 to Windward Capital Partners for financial advisory services rendered in connection with the Recapitalization of the Company in February 1997. For 1997, the $10.0 million charge represents estimated environmental costs.

EARNINGS FROM OPERATIONS

     Operating earnings increased $14.2 million to $15.8 million for 1998 compared to $1.6 million for 1997. The increase in operating earnings and operating margin was primarily attributable to the $8.7 million reduction in non-recurring expenses, increased gross profit and lower S,G&A expenses (all as discussed above) in 1998 compared to 1997.

OTHER EXPENSE, NET

     Other expense, net increased $7.3 million to $9.8 million in 1998 from $2.5 million for 1997. This increase was attributable to the increased interest expense associated with debt incurred in conjunction with the Recapitalization in February 1997. The Company had $99.1 million of long-term debt as of March 28, 1998 compared to $82.5 million at March 29, 1997.

NET EARNINGS

     Net earnings increased by approximately $4.3 million to $2.6 million for 1998 from a loss of $1.7 million in 1997. The increase in net earnings was primarily attributable to the increase in earnings from operations (discussed above), partially offset by the increase in interest expense in 1998.


COMPARISON OF THE FISCAL YEAR ENDED 1997 WITH 1996

NET SALES

     The Company's sales increased by approximately 8.6% or $4.5 million to $56.7 million for 1997 from $52.2 million for 1996.

     This increase was attributable to approximately equal dollar volume increases in the Company's automotive and non-automotive products. On the automotive side, shipments of airbag initiator products increased significantly due to increased volumes of existing programs. The increased initiator shipments were partially offset by scheduled price decreases on the SDI initiator program and the scheduled completion of an electronic sensor program. In non-automotive products, the Company experienced consistent growth in all of its aerospace, industrial and petrochemical products.

GROSS PROFIT

     Gross profit increased by approximately 6.7% or $1.4 million, to $21.0 million for 1997 from $19.6 million for 1996. Gross margin during this period decreased from 37.6% to 37.0%.

     The increase in gross profit was primarily attributable to the increased sales volume. The decrease in gross margin was primarily attributable to an increase in overtime labor costs associated with the relocation and expansion of Hermetic Seal's machine shop to a new facility during the year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased by approximately 2.2% or $0.2 million to $9.3 million for 1997 from $9.1 million for 1996. S,G&A expenses as a percent to sales decreased to 16.4% from 17.4% for the prior period.

     The $0.2 million increase in base S,G&A expenses reflects the higher costs of supporting the increased sales volume. The improvement in the percentage of S,G&A expenses to sales reflects the improved leverage on the fixed portion of the expenses.

EARNINGS FROM OPERATIONS

     Operating earnings decreased by approximately 84.4% or $8.9 million to $1.6 million in 1997 from $10.5 million for the prior year. Operating margins for the period decreased from 20.2% in 1996 to 2.9% for 1997.

     The decrease in operating earnings and margin was attributable to the $10.0 million non-recurring expense recorded in 1997 related to estimated environmental costs. The non-recurring expense was partially offset by the same factors that contributed to the increase in gross profit and improvements in S,G&A expenses as a percent to sales. Excluding this non-recurring expense, operating earnings increased by approximately 10.5% or $1.1 million to $11.6 million in 1997 from $10.5 million in 1996.

OTHER EXPENSE, NET

     Other expense, net increased by approximately 50.0% or $0.8 million to $2.5 million in 1997 from $1.6 million for 1996. This increase was attributable to the increased interest expense of $1.0 million partially offset by increased interest income of $0.2 million. The higher interest costs were due, in part, to additional debt incurred to finance the Recapitalization and additional debt incurred to finance capital expenditures. The increased interest income of $0.2 million is the result of higher treasury balances in 1997.

NET EARNINGS (LOSS)

     Net earnings decreased by approximately $7.4 million to a $1.7 million loss for 1997 from net earnings of $5.7 million for 1996.

     The decrease in net earnings was attributable to the $10.0 million non-recurring expense, the increased debt service costs and extraordinary loss incurred in connection with the Recapitalization. Excluding the non-recurring expense, net earnings decreased by approximately 24.6% or $1.4 million to $4.3 million for 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $8.7 million for 1998 compared to $1.8 million for 1997. The increase of $6.9 million was primarily attributable to increased net earnings (discussed above) and a decrease in working capital requirements.

     Net cash used in investing activities was $3.9 million for 1998 compared to $1.8 million for 1997. The $2.1 million increase was primarily attributable to the $2.2 million acquisition of Connector Industries of America in June 1997.

     As of March 28, 1998, the Company's outstanding indebtedness is $99.1 million, consisting of $90.0 million principal amount of the senior subordinated notes and $9.1 million of other borrowings. The Company amended the Revolving Credit Facility ("the Agreement") subsequent to the Offering to augment its liquidity requirements by increasing the size of the facility to $20.0 million. Borrowings under the Agreement may be used for general and other corporate purposes. The Agreement provides for interest on outstanding balances at the bank's prime rate plus 1-1/4% and is collateralized by accounts receivable and inventories of the Company. At March 28, 1998 there was $15,273,000 available under the Agreement. The Agreement includes covenants requiring maintenance of certain financial ratios. At March 28, 1998 and March 29, 1997 there were no borrowings outstanding under the Agreement.

     The Company has a Capital Lease Line of $5.8 million for financing manufacturing equipment expiring June 30, 1998. The agreement provides for thirty-six (36) or sixty (60) month terms with interest at 2.00% above the bank's index rate. The bank's index rate is the U.S. Treasury Note bond-equivalent yield per annum corresponding to the average life of the lease. At March 28, 1998 and March 29, 1997, there was $3.5 million and $2.3 million, respectively, outstanding under the Capital Lease Line.

     The Company believes that cash flow from operations and the availability of borrowings under the Revolving Credit Facility and Capital Lease Line will provide adequate funds for ongoing operations, planned capital expenditures and debt service during the terms of such facilities. To the extent certain performance thresholds with respect to the Contingent Notes (see Note 1 of the Consolidated Financial Statements) and Contingent Bonuses (see Item 11) are met, and such obligations become vested, the Company believes that cash flow from operations and availability of borrowings will be sufficient to fund such obligations.

     Capital expenditures for fiscal 1999 are expected to focus on vertical integration with investments in equipment to expand manufacturing capacity in machining, glass production, sealing and plating, as well as automation equipment to lower production costs on the high volume production lines. Expected capital expenditures for fiscal 1999 are approximately $3.5 million (excluding the purchase of the El Monte building) and will be financed through working capital and the Capital Lease Line. In addition, on May 22, 1998, the Company purchased the facility located in El Monte, California consisting of real property and an industrial building of approximately 110,000 square feet (see Note 11 to the Consolidated Financial Statements).

     On December 8, 1997 the Company signed a new supply agreement with Special Devices, Inc. through the year 2000. The new agreement provides for price concessions to SDI in consideration of a one year contract extension and abatement of the volume discount from the previous agreement.

     Regarding the Year 2000 compliance issue for information systems, the Company has recognized the need to ensure that its computer operations and operating systems will not be adversely affected by the upcoming calendar Year 2000 and is cognizant of the time sensitive nature of the problem. The Company has assessed how it may be impacted by Year 2000 and has formulated and commenced implementation of a comprehensive plan to address known issues as they relate to its information systems. The plan, as it relates to information systems, involves a combination of software modification, upgrades and replacement. The necessary modifications to the Company's information systems are expected to be completed by the first quarter of 1999 and the Company preliminarily estimates the cost to be in the range of $0.7 to $1.2 million.
The Company is not yet able to estimate the cost of Year 2000 compliance with respect to customers and suppliers; however, based on a preliminary review, management does not expect that such costs will have a material adverse effect on the future consolidated results of operations of the Company.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Disclosure of comprehensive income and its components will be required beginning with the Company's fiscal year ending 1999.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The standard requires that companies disclose "operating segments" based on the way management disaggregates the Company for making internal operating decisions. The new rules will be effective for the Company's 1999 fiscal year-end.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirement for pensions and other postretirement benefits. The implementation of SFAS No. 132 is not expected to have an impact on the Company's financial statements. The standard will be effective for the Company for the year ended April 3, 1999.

FACTORS AFFECTING FUTURE PERFORMANCE

     Although increases in operating costs could adversely affect the Company's operations, management does not believe inflation has had a material effect on operating profit during the past several years.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

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

ITEM 8  -  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO FINANCIAL STATEMENTS                                     Page
Report of Independent Accountants                                   22

Consolidated Balances Sheets as of March 28, 1998 and
  March 29, 1997                                                    23

Consolidated Statements of Earnings for the years ended
  March 28, 1998, March 29, 1997 and March 30, 1996                 24

Consolidated Statements of Stockholder's Equity (Deficit)
  for the years ended March 28, 1998, March 29, 1997 and
  March 30, 1996                                                    25

Consolidated Statements of Cash Flows for the years ended
  March 28, 1998, March 29, 1997 and March 30, 1996                 26

Notes to Consolidated Financial Statements                          27

Schedule II - Valuation and Qualifying Accounts                     39


All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements, the notes thereto, is not applicable, or not required.

                         REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
HCC Industries Inc. and Subsidiaries
Rosemead, California


We have audited the accompanying consolidated balance sheets of HCC Industries Inc. and Subsidiaries (the "Company") as of March 28, 1998 and March 29, 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows and financial statement schedule for each of the three years in the period ended March 28, 1998. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCC Industries Inc. and Subsidiaries as of March 28, 1998 and March 29, 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 28, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.

Los Angeles, California
May 29, 1998

                        HCC INDUSTRIES INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                       ASSETS

                                                           MARCH 28,  MARCH 29,
                                                             1998        1997
                                                          ---------   ---------
CURRENT ASSETS:
   Cash and cash equivalents                              $  13,441   $  6,841
   Restricted cash                                              ---     69,282
   Trade accounts receivable, less allowance for
      doubtful accounts of $40 (1998 and 1997)               10,136      6,904
   Inventories                                                4,610      4,376
   Prepaid and deferred income taxes                            260        533
   Other current assets                                         416        223
                                                          ---------   ---------
          Total current assets                               28,863     88,159

PROPERTY, PLANT AND EQUIPMENT, NET                           14,617     12,264

OTHER ASSETS:
   Intangible assets                                          5,643      4,507
   Deferred financing costs, net                              3,532      1,827
   Deferred income taxes                                      4,192      3,269
   Restricted cash                                            6,013      6,039
   Other                                                        ---         76
                                                          ---------   ---------
          TOTAL ASSETS                                    $  62,860  $ 116,141
                                                          ---------   ---------
                                                          ---------   ---------


                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Current portion of long-term debt                       $    897   $  3,537
   Accounts payable                                           2,947      2,553
   Accrued liabilities                                        6,384      5,193
   Income taxes payable                                       1,752        ---
   Due to stockholders                                          ---     69,282
                                                          ---------   ---------
          Total current liabilities                          11,980     80,565

LONG TERM LIABILITIES:
   Long-term debt, net of current portion                    98,201     78,916
   Other long-term liabilities                                9,619     10,000
                                                          ---------   ---------
                                                            119,800    169,481
                                                          ---------   ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock; $.10 par value; authorized 550,000
      shares, issued and outstanding 134,955 shares at
      March 28, 1998 and 143,569 shares at March 29, 1997        13         14
   Accumulated deficit                                      (56,953)   (53,354)
                                                          ---------   ---------
TOTAL STOCKHOLDERS' DEFICIT                                 (56,940)   (53,340)
                                                          ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $  62,860  $ 116,141
                                                          ---------   ---------
                                                          ---------   ---------

               The accompanying notes are an integral part of these
                         consolidated financial statements.

                         HCC INDUSTRIES INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                                    (IN THOUSANDS)

                                                                FOR THE YEAR ENDED
                                                   ----------------------------------------
                                                     MARCH 28,     MARCH 29,      MARCH 30,
                                                        1998         1997            1996
                                                   -----------    ----------     ----------
NET SALES                                          $  64,561      $  56,683      $  52,207
Cost of goods sold                                    38,922         35,729         32,562
                                                   -----------    ----------     ----------
GROSS PROFIT                                          25,639         20,954         19,645

Selling, general and administrative expenses           8,552          9,308          9,107
Non-recurring expense                                  1,250         10,000            ---
                                                   -----------    ----------     ----------
EARNINGS FROM OPERATIONS                              15,837          1,646         10,538
                                                   -----------    ----------     ----------
OTHER INCOME (EXPENSE):
  Interest and other income                              510            479            279
  Interest expense                                   (10,327)        (2,946)        (1,924)
                                                   -----------    ----------     ----------
     Total other expenses, net                        (9,817)        (2,467)        (1,645)
                                                   -----------    ----------     ----------
EARNINGS (LOSS) BEFORE TAXES AND EXTRAORDINARY ITEM    6,020           (821)         8,893
Taxes (benefit) on earnings (loss)                     2,406           (293)         3,230
                                                   -----------    ----------     ----------
Earnings (loss) before extraordinary item              3,614           (528)         5,663

Extraordinary loss on retirement of debt, net
  of tax benefit of $656 (1998) and $657 (1997)         (986)        (1,186)           ---
                                                   -----------    ----------     ----------
NET EARNINGS (LOSS)                                 $  2,628      $  (1,714)      $  5,663
                                                   -----------    ----------     ----------
                                                   -----------    ----------     ----------



                The accompanying notes are an integral part of these
                          consolidated financial statements.

                         HCC INDUSTRIES INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (IN THOUSANDS)

                                                       COMMON STOCK        ADDITIONAL                   RETAINED       TOTAL
                                                   --------------------     PAID-IN          NOTE       EARNINGS    STOCKHOLDERS'
                                                   SHARES        AMOUNT     CAPITAL       RECEIVABLE    (DEFICIT)  EQUITY(DEFICIT)
                                                   ------        ------    ----------     ----------   ----------  ---------------
BALANCE, APRIL 1, 1995                              490          $  49       $  1,558       $  ---       $  7,590     $  9,197

  Sale of stock                                      10              1            199         (175)           ---           25

  Net earnings                                      ---            ---            ---          ---          5,663        5,663
                                                   ------        ------    ----------     ----------   ----------  ------------
BALANCE, MARCH 30, 1996                             500             50          1,757         (175)        13,253       14,885

  Payment of note receivable                        ---            ---            ---          175            ---          175

  Repurchases of stock                             (453)           (46)       (38,637)         ---        (64,893)    (103,576)

  Sale of stock in recapitalization                  97             10         36,880          ---            ---       36,890

  Net loss                                          ---            ---            ---          ---         (1,714)      (1,714)
                                                   ------        ------    ----------     ----------   ----------  ------------
BALANCE, MARCH 29, 1997                             144             14            ---          ---        (53,354)     (53,340)

     Repurchases of stock                            (9)            (1)           ---          ---         (6,227)      (6,228)

     Net earnings                                   ---            ---            ---          ---          2,628        2,628
                                                   ------        ------    ----------     ----------   ----------  ------------
BALANCE MARCH 28, 1998                              135          $  13         $  ---       $  ---       $(56,953)  $  (56,940)
                                                   ------        ------    ----------     ----------   ----------  ------------
                                                   ------        ------    ----------     ----------   ----------  ------------



    The accompanying notes are an integral part of these consolidated financial statements.

                        HCC INDUSTRIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                        For The Year Ended
                                                               ---------------------------------------
                                                               March 28,     March 29,       March 30,
                                                                 1998          1997           1996
                                                               ---------     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                             $  2,628      $  (1,714)      $  5,663
Reconciliation of net earnings (loss) to net cash
  provided by operating activities:
    Depreciation                                                   1,442          1,195            934
    Amortization                                                     715            604            435
    Deferred income taxes                                         (1,111)        (3,922)           181
    Extraordinary loss                                               986          1,186            ---
    Non-recurring expense                                            ---         10,000            ---
    Non-cash expense                                               3,000            ---            ---
Changes in operating assets and liabilities:
       (Increase) decrease in trade accounts receivable, net      (2,853)           851         (2,057)
       Decrease (increase) in inventories                             25           (323)          (798)
       (Increase) decrease in other assets                           (91)        (6,161)            23
       Increase (decrease) in accrued liabilities                    810            260           (259)
       Increase in accounts payable
        and income taxes payable                                   3,120           (166)           940
                                                               ---------     ---------       ---------
       Net cash provided by operating activities                   8,671          1,810          5,062
                                                               ---------     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisition                                          (2,200)           ---            ---
    Purchases of property, plant and equipment                    (1,666)        (1,943)          (615)
    Cash collected on notes receivable                               ---            175            ---
                                                               ---------     ---------       ---------
       Net cash used in investing activities                      (3,866)        (1,768)          (615)
                                                               ---------     ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                         (80,607)       (22,489)        (1,449)
    Proceeds from issuance of long-term debt                      90,000         90,309            ---
    Repurchases of stock                                          (3,728)       (33,331)           ---
    Restricted cash due to selling stockholders                      ---        (69,282)           ---
    Deferred financing costs                                      (3,870)        (1,945)           ---
    Sale of stock                                                    ---         38,874             25
    Cost of recapitalization                                         ---         (1,984)           ---
                                                               ---------     ---------       ---------
       Net cash provided by (used in) financing
         activities                                                1,795            152         (1,424)
                                                               ---------     ---------       ---------
Net increase in cash and cash equivalents                          6,600            194          3,023

Cash and cash equivalents at beginning of period                   6,841          6,647          3,624
                                                               ---------     ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  13,441       $  6,841       $  6,647
                                                               ---------     ---------       ---------
                                                               ---------     ---------       ---------
SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
    Capital lease obligations                                   $  1,796       $  1,426       $  1,417
    Notes payable to stockholders                                  2,500            ---            ---
    Bonus notes payable to employees                               3,000            ---            ---
    Due to selling stockholders                                      ---         70,245            ---
    Note received from sale of stock                                 ---            ---            175


    The accompanying notes are an integral part of these consolidated financial statements.

                       HCC INDUSTRIES INC.  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

General

HCC Merger Corp. was organized in 1989 to acquire HCC Industries Inc. and Subsidiaries ("HCC" or "Company"). HCC designs, manufactures and markets broad lines of state-of-the-art, high precision electronic connection devices known as hermetic seals. The Company's products are sold primarily in North America and Europe to the aerospace, energy, test and measurement and automotive industries.

On October 18, 1995, HCC Merger Corp. ("Merger Corp."), entered into an agreement (as amended, the "Option Agreement") with a stockholder of Merger Corp. (who is also a stockholder of Special Devices, Inc., the Company's largest customer) in anticipation of a prior proposed acquisition of the Company by a third party. In the Option Agreement, Merger Corp. was granted an option on such stockholder's shares in Merger Corp. Such proposed transaction was not consummated. In June 1996, Merger Corp. exercised its option and such stockholder received $13,500,000 in consideration for his shares. Pursuant to the Option Agreement, such stockholder (i) also received certain additional amounts ($963,000) in connection with the consummation of the Recapitalization described below and (ii) agreed that he would have no interest in any future amounts actually paid to the other stockholders of the Company in connection with any subsequent transaction, including the Recapitalization. On August 28, 1996 Merger Corp. merged into the Company (the "Merger").

On February 14, 1997, pursuant to a Stock Purchase and Sale Agreement (the "Recapitalization Agreement") dated as of December 23, 1996, the Company, certain members of management, Windward Capital Associates, L.P. ("Windward") and certain affiliates of Windward (collectively, with Windward, the "Windward Group") and Metropolitan Life Insurance Company ("MetLife") completed a recapitalization of the Company (the "Recapitalization"). The Windward Group is a group of related entities which make merchant banking investments pursuant to certain program agreements. In connection with the Recapitalization, among other things: (i) the Company entered into Credit Facilities, consisting of: (a) a $10,000,000 five year Revolving Credit Facility, (b) a $30,000,000 five year Tranche A Term Loan and (c) a $30,000,000 six and one-half year Tranche B Term Loan; (ii) the Company issued $19,300,000, net of discount, in subordinated notes to the Windward Group and MetLife along with 8,614 shares of common stock and certain contingent anti-dilution warrants ("Mezzanine Units") for an aggregate purchase price of $22,500,000; (iii) the Company purchased a portion of the shares of Common Stock (at $370 per share) beneficially owned by the selling stockholders for $87,500,000, including certain transaction expenses, in cash (a portion of which was paid at closing and the remainder of which was deposited in escrow at closing) and $5,000,000 in contingent subordinated notes;
(iv) the Windward Group purchased 87,721 shares of Common Stock (at $370 per share) from the Company for $32,500,000 in cash; and (v) the Company repaid certain of its outstanding indebtedness. At March 29, 1997, as a result of item
(iii) above, $69,282,000 remained in an escrow account and is reflected on the balance sheet of the Company as restricted cash and due to stockholders. This escrow was disbursed in April 1997. In accounting for the recapitalization, no fair value adjustments were made to the book value of the Company's assets and no goodwill was recognized. The contingent subordinated notes vest upon achievement by the Company of certain operating performance thresholds or achievement by the Windward Group of certain investment performance thresholds. On March 28, 1998, upon partial vesting of the Contingent Subordinated Notes, the Company recorded a $2,500,000 charge to equity to reflect additional purchase price associated with the shares purchased in the Recapitalization as described in (iii) above.

In addition, in connection with the Recapitalization, a $6,000,000 interest bearing escrow account was established by the selling stockholders to fund certain contingencies and/or items specifically indemnified by the selling stockholders. The escrow account has been classified as restricted cash on the consolidated balance sheet. The restricted cash escrow balance was $6,013,000 at March 28, 1998 and $6,039,000 at March 29, 1997. Any funds remaining in this account upon satisfaction of conditions specified in the escrow agreement, will be paid to the selling stockholders.

On May 6, 1997, the Company issued $90,000,000 in principal amount of Senior Subordinated Notes due in May 2007 (the "Old Notes") and used the proceeds of such issuance to, among other things, (i) repay 100% of the outstanding principal amount, together with all accrued but unpaid interest thereon, of each of Term Loan A and Term Loan B and (ii) repurchase all outstanding Mezzanine Units for $22,500,000, the initial purchase price thereof, together with accrued but unpaid interest on the related notes. As a result of this refinancing, the Company recorded an extraordinary loss of $986,000, net of taxes. In addition on May 6, 1997, the Company amended the Revolving Credit Facility to, among other things, increase the amount available thereunder from $10,000,000 to $20,000,000. Pursuant to the Registration Rights Agreement entered into with the issuance of the Old Notes, the Company on November 3, 1997 filed a Registration Statement under the Securities Act of 1933 with the SEC to exchange the Old Notes for $90,000,000 of Senior Subordinated Exchange Notes (the "New Notes"). The terms of the New Notes and the Old Notes are identical in all material respects.

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

Principles Of Consolidation

The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. All significant intercompany transactions (which are primarily sales/purchases and receivables/payables) have been eliminated in consolidation.

The Company's Senior Subordinated Notes are guaranteed by all operating subsidiaries of the Company (the "Subsidiary Guarantors"). The guarantee obligations of the Subsidiary Guarantors (which are all direct or indirect wholly owned subsidiaries of the Company) are full, unconditional and joint and several. The aggregate assets, liabilities, earnings, and equity of the Subsidiary Guarantors are substantially equivalent to the total assets, liabilities, earnings and equity of HCC Industries Inc. and its subsidiaries on a consolidated basis. Separate financial statements of the Subsidiary Guarantors are not included in the accompanying financial statements because management of the Company has determined that separate financial statements of the Subsidiary Guarantors would not be material to investors.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, reported results of operations and disclosure of contingencies at the dates of the consolidated financial statements. Actual results could differ from those estimates.

Accounting Period

The consolidated financial statements are based on the fiscal year ending on the Saturday nearest to March 31.

Revenue Recognition

The Company generally recognizes revenue at the time of shipment.

Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company has bank balances, including cash and cash equivalents, which at times may exceed federally insured limits.

Accounts Receivable And Concentration Of Credit Risk

The Company grants uncollateralized credit to its customers who are located in various geographical areas. Estimated credit losses and returns have been provided for in the financial statements and, to date, have been within management's expectations. Sales to the Company's four largest customers accounted for 42% (1998), 43% (1997) and 45% (1996) of total sales. At
March 28, 1998 and March 29, 1997, the four largest customers accounted for approximately 40% and 30% of total accounts receivable, respectively.

Prior to August 1996, a stockholder of the Company was also a stockholder of Special Devices, Inc. ("SDI"). Sales to SDI were $23,836,000, $15,243,000 and $12,212,000 for the fiscal years 1998, 1997 and 1996, respectively. Accounts receivable from SDI as of March 28, 1998 and March 29, 1997 were $3,100,000 and $1,392,000, respectively. In August 1996, the stockholder sold his outstanding shares back to the Company.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation is computed generally by the straight-line method over the estimated useful lives of the respective assets of 3 years to 40 years.

Repairs and maintenance are charged directly to expense as incurred. Additions and betterments to property, plant and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in operations.

Intangible Assets

The excess of purchase price over net assets acquired is amortized on a straight-line basis over the estimated useful lives of the respective assets of 14 to 40 years. Amortization expense was $264,000 (1998), $189,000 (1997) and
$189,000 (1996). Accumulated amortization on the excess purchase price over net assets acquired was $1,958,000 and $1,694,000 as of March 28, 1998 and March 29, 1997, respectively.

Long-Lived Assets

In fiscal 1996, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of SFAS No. 121 was not material to the Company's consolidated financial statements.

In accordance with SFAS No. 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company evaluates the carrying value of its goodwill and property, plant and equipment on an ongoing basis and recognizes an impairment when the estimated future undiscounted cash flows from operations are less than the carrying value of the related long-lived assets.

Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Stock Based Employee Compensation Awards

Statement of Financial Accounting Standards No. 123, "Accounting for the Awards of Stock-Based Compensation to Employees" ("SFAS No. 123") encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company has adopted the disclosure requirements of SFAS No. 123, which involves proforma disclosure of net income under SFAS No. 123, detailed descriptions of plan terms and assumptions used in valuing stock option grants. The Company has chosen to continue to account for stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

Reclassifications

Certain reclassifications have been made to previously reported amounts to conform with the current year presentation.

Recently Issued Accounting Standards

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

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The standard requires that companies disclose "operating segments" based on the way management disaggregates the Company for making internal operating decisions. The new rules will be effective for the Company's 1999 fiscal year-end.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirement for pensions and other postretirement benefits. The implementation of SFAS No. 132 is not expected to have an impact on the Company's financial statements. The standard will be effective for the Company for the year ended April 3, 1999.


2.   INVENTORIES:

     Inventories consist of the following (in thousands):

                                                              March 28,      March 29,
                                                                 1998          1997
                                                              ---------      --------
     Raw materials and component parts                        $  2,340       $  1,910
     Work in process                                             2,270          2,466
                                                              ---------      --------
                                                              $  4,610       $  4,376
                                                              ---------      --------
                                                              ---------      --------

3.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consist of the following (in thousands):

                                                              March 28,      March 29,
                                                                 1998          1997
                                                              ---------      --------
     Land                                                     $  3,180       $  3,180
     Buildings and improvements                                  5,988          5,450
     Furniture, fixtures and equipment                          12,607          9,350
                                                              ---------      --------
                                                                21,775         17,980
     Less accumulated depreciation                              (7,158)        (5,716)
                                                              ---------      --------
                                                              $ 14,617       $ 12,264
                                                              ---------      --------
                                                              ---------      --------

4.   LONG-TERM DEBT:

     Long-term debt consists of the following (in thousands):

                                                              March 28,      March 29,
                                                                 1998          1997
                                                              ---------      --------
     10 3/4% Senior Subordinated Notes - interest payable
     semi-annually; due May 15, 2007                          $ 90,000       $    ---

     Subordinated Notes due Selling Shareholders -
     12% interest payable semi-annually; due March 28, 2001      2,500            ---

     Subordinated Bonus Notes - 10% interest payable
     semi-annually; due March 28, 2001                           3,000            ---

     Tranche A Term Loan - bearing interest at the bank's
     prime rate plus 1-1/4% payable monthly in arrears;
     quarterly principal payments of varying amounts
     through February 14, 2002                                     ---         30,000

     Tranche B Term Loan - bearing interest at the bank's
     prime rate plus 1-3/4% payable monthly in arrears;
     quarterly principal payments of varying amounts
     through August 14, 2003                                       ---         30,000

     12% Subordinated Notes - interest payable
     semi-annually; face value of $22,500,000 due
     April 15, 2004, recorded at present value discounted
     to an effective interest rate of 15.38%.                      ---         19,352

     Other                                                       3,598          3,101
                                                              ---------      --------
                                                                99,098         82,453
     Less current portion                                          897          3,537
                                                              ---------      --------
                                                              $ 98,201       $ 78,916
                                                              ---------      --------
                                                              ---------      --------

At March 28, 1998 and March 29, 1997, the prime rate was 8.50%.

The Tranche A Term Loan, Tranche B Term Loan and 12% Subordinated Notes were redeemed on May 6, 1997. As a result, the Company recognized an extraordinary loss ($986,000 net of tax benefit) on unamortized financing costs. On February 14, 1997, certain other debentures were redeemed resulting in an extraordinary loss of $1,186,000 (net of tax benefit) for unamortized discount and issuance costs.

In issuing the 10 3/4% Senior Subordinated Notes, the Company incurred $3,870,000 in deferred financing costs. These costs will be amortized using the straight-line method over the term of the respective notes. For the year ended March 28, 1998, the Company incurred amortization expense of $467,000 on the deferred financing costs. In accordance with SFAS No. 107 "Disclosure About Fair Value of Financial Instruments," the fair values of the Company's long-term debt has been established based on current rates offered to the Company for debt of the same remaining maturities. The carrying amounts of the Company's loans approximate their fair values.

Senior Subordinated Notes are redeemable at the option of the Company commencing on May 15 of the year set forth below at the redemption prices also set forth below:

                                                            Redemption
     Period                                                    Price
     2002 ................................................... 105.375%
     2003 ................................................... 103.583%
     2004 ................................................... 101.792%
     2005 and thereafter .................................... 100.000%

Minimum payments due under long-term debt as of March 28, 1998 are as follows (in thousands):

     Fiscal
     1999                                                    $     897
     2000                                                          903
     2001                                                        6,322
     2002                                                          614
     2003                                                          351
     2004 and thereafter                                        90,011
                                                             ---------
                                                             $  99,098
                                                             ---------
                                                             ---------

Cash payments for interest were $6,893,000 (1998), $2,241,000 (1997) and
$1,379,000 (1996).


5.   LINES OF CREDIT:

The Company has a revolving credit facility agreement, as amended on May 6, 1997, (the "Agreement") of up to $20,000,000 expiring on February 14, 2002. The Agreement provides for interest on outstanding balances at the bank's prime rate plus 1-1/4% and is collateralized by accounts receivable and inventories of the Company. At March 28, 1998 there was $15,273,000 available under the Agreement. The Agreement includes covenants requiring maintenance of certain financial ratios. At March 28, 1998 and March 29, 1997 there were no borrowings outstanding under the Agreement.

The Company has a capital lease line of credit of $5,843,000 for financing manufacturing equipment expiring June 30, 1998. The agreement provides for thirty-six (36) or sixty (60) month terms with interest at 2.00% above the bank's index rate. The bank's index rate is the U.S. Treasury Note bond-equivalent yield per annum corresponding to the average life of the lease. At March 28, 1998 and March 29, 1997 there were $3,532,000 and $2,335,000 in borrowings outstanding under the capital lease line, respectively.

                       HCC INDUSTRIES INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.   TAXES ON EARNINGS:

The components of income tax expense (benefit) consist of the following (in thousands):

                                                1998           1997           1996
                                             --------       --------       --------
        Current:
          Federal                            $  2,392       $  2,484       $  2,403
          State                                   469            488            646
                                             --------       --------       --------
                                                2,861          2,972          3,049
                                             --------       --------       --------
        Deferred:
          Federal                                (942)        (3,334)           147
          State                                  (169)          (588)            34
                                             --------       --------       --------
                                               (1,111)        (3,922)           181
                                             --------       --------       --------
                                             $  1,750        $  (950)      $  3,230
                                             --------       --------       --------
                                             --------       --------       --------

The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                                 1998           1997           1996
                                             --------       --------       --------
     Tax provision at the statutory rate         34.0%         (34.0%)         34.0%
     Nondeductible expenses                       2.2%           2.7%           0.8%
     State taxes, net of federal benefit          4.6%          (1.9%)          5.0%
     Other                                       (0.8%)         (2.5%)         (3.5%)
                                             --------       --------       --------
                                                 40.0%         (35.7%)         36.3%
                                             --------       --------       --------
                                             --------       --------       --------

The components of the net deferred taxes are as follows (in thousands):

                                             March 28,     March 29,
                                               1998          1997
                                             --------      --------
     Deferred Tax Assets:
       Environmental liabilities             $  3,848      $  4,000
       Accrued vacation and other               1,460           215
                                             --------       -------
                                                5,308         4,215

     Deferred Tax Liabilities:
       Depreciation                              (856)         (730)
                                             --------       -------
       Deferred Tax Asset, net               $  4,452      $  3,485
                                             --------       -------
                                             --------       -------


Cash tax payments were $859,000 (1998), $4,454,000 (1997), and $2,079,000
(1996).

                       HCC INDUSTRIES INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


7.   CAPITAL STOCK:

The Company is authorized to issue an aggregate of 550,000 shares of common stock. These shares may be issued in four different classes (A, B, C or D shares) which differ only in voting rights per share as follows:

                                 Voting Rights
     Class                         Per Share
                                 -------------
       A                               1
       B                               1
       C                             None
       D                              10

The changes in each class of common shares for each of the three years in the period ended March 28, 1998 are as follows (in thousands):

                                                            Class of Common Stock
                                -------------------------------------------------------------------------------
                                          A                  B                    C                    D                  Total
                                            Par                  Par                  Par                  Par                  Par
                                Shares     Value     Shares     Value     Shares     Value     Shares     Value     Shares     Value
                                ------     -----     ------     -----     ------     -----     ------     -----     ------     -----
Balance -  April 1, 1995          490      $  49                                                                      490      $ 49
   Sale of Stock                   10          1                                                                       10         1
                                ------                                                                              ------     -----
Balance - March 30, 1996          500         50                                                                      500        50
   Repurchase of Stock (June
     1996)                       (206)       (21)                                                                    (206)      (21)
   Repurchase of Stock (Feb-
      ruary 1997)                (246)       (25)                                                                    (246)      (25)
   Sale of Stock                   63          6       28         $  3       4       $  1         1      $  --         96        10
                                ------     -----     ------     -----     ------     -----     ------     -----     ------     -----
Balance - March 29, 1997          111         10       28            3       4          1         1         --        144        14
   Repurchase of Stock             (8)        (1)      (1)         ---      --        ---        --         --         (9)       (1)
                                ------     -----     ------     -----     ------     -----     ------     -----     ------     -----
Balance - March 28, 1998          103       $  9       27         $  3       4       $  1         1      $  --        135      $ 13
                                ------     -----     ------     -----     ------     -----     ------     -----     ------     -----
                                ------     -----     ------     -----     ------     -----     ------     -----     ------     -----


The remaining 415,045 shares are undesignated as to class.

In February 1997, the Company adopted a stock option plan (the "Option Plan") which provides for the grant to employees and directors, from time to time, of non-qualified stock options to purchase up to an aggregate of 22,887 shares of common stock at exercise prices to be determined by the Board of Directors. The Option Plan provides for the grant of management options to purchase 6,393 shares of common stock (the "Management Options"), management performance options to purchase 14,206 shares of common stock (the "Management Performance Options"), director options to purchase 710 shares of common stock (the "Director Options") and director performance options to purchase 1,578 shares of common stock (the "Director Performance Options"). The Management Options and Director Options are subject to a vesting schedule that generally provides for each series of options to vest 20% per year over five years if the Company attains specified annual or cumulative earnings targets as defined in the Option Plan. The Management Performance Options and Director Performance Options are subject to a vesting schedule based on a change in control in which the Windward Group realizes specified annual rates of return on its equity investment in the Company as defined in the Option Plan. All options are exercisable over a period of 10 years and will automatically vest on the seventh anniversary of the date on which the Option Plan was adopted, regardless of whether the performance criteria are achieved.

The Company granted options to purchase 470 and 18,160 shares of common stock for the years ended March 28, 1998 and March 27, 1997, respectively, with an exercise price equal to the fair value of common stock at the date of grant ($370.49 per share). At March 28, 1998, 1,420 options were exercisable and options to purchase 4,257 shares of common stock remained available for grant.

The fair value of each option granted was estimated on the date of grant to be $99 using the minimum value method with the following assumptions (i) risk-free interest rate of 6.43% and 6.25% for fiscal 1998 and 1997, respectively, (ii) expected option life of 5 years, (iii) forfeiture rate of 0 and (iv) no expected dividends.

The Company has adopted the disclosure only provisions of SFAS No. 123. For the year ended March 28, 1998, had the Company recognized compensation expense in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", net earnings would have been $2,406,000. For the year ended March 29, 1997, due to the limited time period for which stock options were outstanding, there was no significant difference between the Company's net loss and the pro forma net loss.


8.   EMPLOYEE BENEFIT PLANS:

In 1993, the Company adopted the HCC Savings and Investment Plan (the "Plan") which covers all eligible full-time employees. The Company established the Plan to meet the requirements of a qualified retirement plan pursuant to the provisions of Section 401(k) of the Internal Revenue Code. The Plan provides participants the opportunity to make tax deferred contributions to a retirement trust account in amounts up to 15% of their gross wages. The Company has elected to make matching contributions in amounts that may change from year to year. The Company contributed $466,000 (1998), $480,000 (1997) and $323,000
(1996) in matching contributions to the Plan.

In connection with the Recapitalization, the Company adopted a bonus plan (the "Bonus Plan"), pursuant to which the Company will grant Bonus Units (each representing an interest in the bonus pool of $6.0 million) to certain key employees. The Bonus Units will be awarded by a committee of the Board of Directors of the Company formed to administer the Bonus Plan. Half of the contingent bonuses vest upon the Company achieving certain performance-based criteria during the 1998 fiscal year and the remaining half vest upon the Company achieving certain performance-based criteria during the 1999 fiscal year. Vested contingent bonuses become due and payable on the third anniversary of the applicable vesting date and will bear interest at 10% per annum (payable semi-annually in arrears) from each applicable vesting date until paid in full. On March 28, 1998, the $3.0 million of Bonus Units related to the 1998 fiscal year became vested.


9.   COMMITMENTS AND CONTINGENCIES:

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

In August 1994, the U.S. Environmental Protection Agency ("EPA") identified the Company as a potentially responsible party ("PRP") in the El Monte Operable Unit ("EMOU") of the San Gabriel Valley Superfund Sites. In early 1995, the Company and the EPA executed an Administrative Consent Order which requires the Company and other PRP's to perform a Remedial Investigation and Feasibility Study ("RI/FS") for the EMOU. In addition, the Company's facility in Avon, Massachusetts is subject to Massachusetts "Chapter 21E", the State's hazardous
site clean-up program.   Uncertainty as to (a) the extent to which the Company
caused, if at all, the conditions being investigated, (b) the extent of environmental contamination and risks, (c) the applicability of changing and complex environmental laws (d) the number and financial viability of other PRP's, (e) the stage of the investigation and/or remediation, (f) the unpredictability of investigation and/or remediation costs (including as to when they will be incurred), (g) applicable clean-up standards, (h) the remediation (if any) that will ultimately be required, and (i) available technology make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. In addition, liability under CERCLA is joint and several, and any potential inability of other PRP's to pay their prorata share of the environmental remediation costs may result in the Company being required to bear costs in excess of its prorata share.

In fiscal 1997, the Company with the help of independent consultants, determined a range of estimated costs of $9,000,000 to $11,000,000 associated with the various claims and assertions it faces. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 20 years as of March 28, 1998. These estimates are based partly on progress made in determining the magnitude of such costs, experience gained from sites on which remediation is ongoing or has been completed, and the timing and extent of remedial actions required by the applicable governmental authorities. As a result, the Company accrued $10,000,000 in fiscal 1997 for existing estimated environmental remediation and other related costs which the Company believes to be the best estimate of the liability. As of March 28, 1998, the accrual for estimated environmental costs was $9,619,000.

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

Pursuant to the Recapitalization Agreement, the Selling Group has agreed to indemnify the Company with respect to the after-tax costs of contingent environmental and other liabilities, subject to a cap for all indemnified liabilities of $30 million. Pursuant to the Recapitalization Agreement, a $6.0 million interest bearing escrow account was established by the selling stockholders (the "Deferred Amount") to secure indemnity claims of the Company and others, including with respect to environmental liabilities. Any environmental costs, net of tax benefit, are expected to be funded from the escrow account. Actual expenditures for environmental remediation for each of the three years in the period ended March 28, 1998 were $381,000 (1998), $297,000 (1997) and $730,000 (1996).

Other

On March 3, 1998, Walter Neubauer, a former stockholder of the Company filed a lawsuit in California Superior Court against the Company and certain other stockholders alleging (i) breach of fiduciary duty, (ii) fraud, (iii) negligent misrepresentation, (iv) negligence, (v) violations of corporations code and (vi) breach of contract. The allegations primarily relate to the Company's exercise of an option to acquire Mr. Neubauer's stock in August 1996. The former stockholder is seeking damages of $40.0 million. Based upon the Company's analysis of the current facts, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard at this time.

On May 7, 1998, the Company filed a lawsuit against the former stockholder in California Superior Court alleging (i) breach of contract, (ii) intentional interference with business relations and (iii) interference with prospective business advantage. All allegations relate to violations of the noncompetition agreement executed by the former stockholder in August 1996. The Company is seeking damages of $50.0 million.

In addition to the above, the Company is involved in other claims and litigation arising in the normal course of business. Based on the advice of counsel and in the opinion of management, the ultimate resolution of these matters will not have a significant effect on the financial position or the results of operations of the Company.


10.  RELATED PARTY TRANSACTIONS:

For the year ended March 28, 1998 the Company paid a total of $1,466,000 in fees to Windward Capital Partners consisting of a non-recurring financial advisory fee of $1,250,000, an annual management fee of $125,000 and expenses totaling $91,000.


11.  SUBSEQUENT EVENT

On May 22, 1998 the Company purchased a facility in El Monte, California consisting of real property and an industrial building of approximately 110,000 square feet (of which the Company was leasing approximately 38,000 square feet) for $3,250,000 plus transaction costs of approximately $50,000. The Company paid $537,500 in cash and assumed $2,762,500 in secured debt which is due May 1, 2008. Terms of the debt call for monthly payments of interest only at a rate of 8.0% per annum.

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                   (IN THOUSANDS)

                                                       ADDITIONS--
                                          BALANCE        CHARGED      DEDUCTIONS--
                                            AT          TO COSTS      UNCOLLECTIBLE     BALANCE
                                         BEGINNING        AND           ACCOUNTS        AT END
                                          OF YEAR       EXPENSES       WRITE OFFS       OF YEAR
                                         ---------    ------------    -------------     -------
1998
     Allowance for doubtful accounts      $  40         $  ---           $  ---          $  40
                                         ---------    ------------    -------------     -------
                                         ---------    ------------    -------------     -------
1997
     Allowance for doubtful accounts      $  40         $    4           $    4          $  40
                                         ---------    ------------    -------------     -------
                                         ---------    ------------    -------------     -------
1996
     Allowance for doubtful accounts      $  65         $   36           $   61          $  40
                                         ---------    ------------    -------------     -------
                                         ---------    ------------    -------------     -------

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                      PART III

ITEM 10  -   DIRECTORS AND EXECUTIVE OFFICERS FOR THE REGISTRANT

                                     MANAGEMENT

     The following table sets forth certain information concerning the directors and executive officers of the Company. Each director is elected for a one (1) year term or until such person's successor is duly elected and qualified.

Name                      Age                             Position
Andy Goldfarb             50          Chairman, President and Chief Executive Officer of HCC
Christopher H. Bateman    46          Director, Vice President and Chief Financial Officer of HCC
Richard Ferraid           42          Director of HCC and President of Glasseal
Robert H. Barton III      64          Director of HCC
Gary L. Swenson           60          Director of HCC
Noel E. Urben             60          Director of HCC
Thomas J. Sikorski        37          Director of HCC
John M. Leonis            64          Director of HCC

     Mr. Goldfarb joined the Company in 1976 and has served in various capacities and currently serves as the Chairman, Chief Executive Officer and President of HCC. Mr. Goldfarb has been a director of the Company since 1979.

     Mr. Bateman joined the Company in 1986 from Touche Ross & Co. and has served in various capacities and currently serves as a Vice President and the Chief Financial Officer of HCC. Mr. Bateman has been a director of the Company since 1989.

     Mr. Ferraid joined the Company in 1992 and has served in various capacities and currently serves as the President of Glasseal. Mr. Ferraid became a director of the Company in February 1997 following the consummation of the Recapitalization. Mr. Ferraid previously worked at Electrical Industries, a competitor of the Company. Mr. Ferraid has 19 years of experience in the GTMS industry.

     Mr. Barton was elected a director of HCC in February 1997 following the consummation of the Recapitalization. Mr. Barton was elected Chairman of French Holdings, Inc. in October 1996 and Chairman and CEO of American Bumper & Mfg. Co. in April 1997. Mr. Barton was Chief Executive Officer of Alcoa Fujikura Ltd. from May 1984 to December 1996. He currently serves on the Board of Directors of and as senior advisor of Alcoa Fujikura Ltd., and serves on the Board of Directors of J. L. French Automotive Castings Inc. and American Bumper & Mfg. Co.

     Mr. Swenson was elected a director of HCC in February 1997 following the consummation of the Recapitalization. Mr. Swenson has been President and Senior Managing Director of Windward Capital Partners, L.P. since its founding in 1994, and was a Managing Director of CS First Boston Corporation from 1974 to 1994. Mr. Swenson currently serves on the Board of Directors of J. L. French Automotive Castings Inc., Furr's Supermarkets, Inc. and American Bumper & Mfg. Co. Mr. Swenson is Mr. Sikorski's father-in-law.

     Mr. Urben was elected a director of HCC in February 1997 following the consummation of the Recapitalization. Mr. Urben has been a Senior Managing Director at Windward Capital Partners, L.P. since 1995, and prior to that he was the President and a director at BT Capital Corporation. Mr. Urben currently serves on the Board of Directors of Tycom Corporation, J. L. French Automotive Castings, Inc. and Pressure Systems, Inc.

     Mr. Sikorski was elected a director of HCC in February 1997 following the consummation of the Recapitalization. Mr. Sikorski has been a Managing Director of Windward Capital Partners, L.P. since its founding in 1994. Prior to joining Windward Capital Partners, L.P., Mr. Sikorski was Director of Private Equity Investments at MetLife from 1992 to 1994 and prior to that was a Vice President in the leveraged Buyout Group at the First Boston Corporation from 1986 to 1992. Mr. Sikorski currently serves on the Board of Directors of Furr's Supermarkets, Inc. and DCV Holdings, Inc. Mr. Sikorski is Mr. Swenson's son-in-law.

     Mr. Leonis was elected a director of HCC in July 1997. Mr. Leonis is currently Chairman of the Board of Directors of Litton Industries, Inc. Mr. Leonis has worked at Litton Industries, Inc. in various capacities for 36 years. Mr. Leonis currently serves as a member of the Board of Directors of the Los Angeles World Affairs Council and Town Hall, and is a member of the Board of Governors of the Aerospace Industries Association.


ITEM 11  -  EXECUTIVE COMPENSATION

     The following table sets forth the total value of compensation received by the Chief Executive Officer and the two most highly compensated executive officers, other than the Chief Executive Officer, who served as executive officers of the Company as of March 29, 1997, (collectively with the Chief Executive Officer, the "Named Executive Officers") for services rendered in all capacities to the Company for the year ended March 28, 1998.

                                           SUMMARY COMPENSATION TABLE (1)

                                                                             LONG-TERM
                                                                                            COMPENSATION -
                                                                             NUMBER OF
                                                   ANNUAL COMPENSATION       SECURITIES
                                           FISCAL  --------------------      UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION                 YEAR    SALARY     BONUS          OPTIONS       COMPENSATION(2)
                                            ----   --------  ----------    ------------     ---------------
Andrew Goldfarb                             1998   $301,725  $  105,000          ---          $  22,491
    Chairman of the Board of Directors      1997   $462,467  $      ---          ---          $  25,319
    Chief Executive Officer and             1996   $485,362  $2,545,000          ---          $  15,362
    President of HCC

Christopher Bateman                         1998   $201,150  $   20,000          ---          $  24,070
    Chief Financial Officer and             1997   $200,575  $      ---        3,195          $  20,108
    Vice President of HCC                   1996   $200,000  $  642,500          ---          $  17,020

Richard Ferraid                             1998   $201,150  $   40,000          ---          $  13,608
    President of Glasseal                   1997   $200,000  $   75,000        3,590          $  13,608
                                            1996   $148,438  $  250,000          ---          $  13,464

---------
(1) None of the executive officers has received perquisites the value of which exceeded the lesser of $50,000 or 10% of the salary and bonus of such executive officer.
(2) For 1998, all other compensation included the following amounts: Mr. Goldfarb, $6,000 of Company contributions into the Company's 401(k) plan, $2,506 for automobile allowance and $13,985 for allocated life insurance; Mr. Bateman, $6,000 for Company contributions into the Company's 401(k) plan, $17,374 for automobile allowance and $696 for allocated life insurance; Mr. Ferraid, $6,000 for Company contributions into the Company's 401(k) plan, $7,200 for automobile allowance and $408 for allocated life insurance.

                              GRANTS OF STOCK OPTIONS

     There were no options granted to the named executive officers and no options were exercised by the named executive officers for the fiscal year ended March 28, 1998.

     The following table sets forth information concerning the value of unexercised options held by the Named Executive Officers. The Named Executive Officers did not exercise any options during the fiscal year ended March 28, 1998.

                           OPTIONS OUTSTANDING AT MARCH 28, 1998
                        -------------------------------------------
                        NUMBER OF SHARES       VALUE OF UNEXERCISED
                         UNDER OPTION -              OPTIONS -
                          EXERCISABLE/             EXERCISABLE/
NAME                     UNEXERCISABLE            UNEXERCISABLE
                        ----------------       --------------------
Christopher Bateman       244 / 2,952             $ - / $ - (1)
Richard Ferraid           244 / 3,346             $ - / $ - (1)

------------------
(1)  There is no public market for the Company's stock.   The fair market value
     of a share of Common Stock is assumed to be equal to the exercise price per share of the options held by the Named Executive Officers.


                       LONG-TERM INCENTIVE PLAN COMPENSATION

     The following table sets forth information concerning awards during the fiscal year ended March 28, 1998 to each of the Named Executive Officers under the Company's Contingent Bonus Plan ("Bonus Plan").

                                         LONG-TERM INCENTIVE PLAN AWARDS IN FISCAL 1998

                                                           PERFORMANCE
NAME                                 NUMBER OF UNITS(1)      PERIOD       ESTIMATED FUTURE VALUE(2)
Christopher Bateman                       1.67            March 28, 2001         $50,000

Richard Ferraid                            .83            March 28, 2001         $25,000

---------
(1) Each Bonus Unit represents a $30,000 interest in the bonus pool of $6.0 million. Half of the contingent bonuses vested upon the Company achieving $22.0 million of Operating EBITDA (as defined in the Bonus Plan) during the 1998 fiscal year and the remaining half vest upon the Company achieving $28.0 million of Operating EBITDA during the 1999 fiscal year. In addition, if the Company completes an initial public offering (an "IPO") or sale resulting in a Change in Control (as defined in the Bonus Plan) within 30 months of March 31, 1997 any unvested contingent bonuses will vest in their entirety and become redeemable at par if (a) the equity market capitalization of the Company is greater than $175 million for 20 consecutive trading days subsequent to the IPO (but prior to 30 months from March 31, 1997) or if the equity valuation in the sale (after certain specified adjustments) is greater than $175 million. Vested contingent bonuses become due and payable on the third anniversary of the applicable vesting date and bear interest at 10% per annum (payable semi-annually in arrears) from each applicable vesting date until paid in full. Pursuant to the Bonus Plan, all of an employee's Bonus Units terminate immediately when such employee ceases to be employed by the Company, unless such employment ceases due to such employee's death or disability, in which case such employee will be vested in a portion of such employee's Bonus Units.

(2)  Plans do not include threshold or maximum award levels.




EMPLOYMENT AGREEMENTS

     In February 1997, Andrew Goldfarb, Christopher Bateman and Richard Ferraid each entered into an employment agreement with HCC (the "Employment Agreements"). Pursuant to the Employment Agreements, such executives will be employed by HCC until April 1, 1999 (April 2000 in the case of Mr. Goldfarb) provided that HCC may terminate such executive by reason of disability, death or for good cause (as defined in the Employment Agreements). Upon termination by the Company for reasons other than death, disability or good cause, the

Executive will be entitled to receive salary, bonus and benefits for the remainder of the term. Following the date of any termination (other than by death) HCC has sole discretion to retain such executive as an exclusive consultant for a term of two (three in the case of Mr. Goldfarb) years (the "Consulting Period") in exchange for a consulting fee equal to 50% of base salary. The agreement provides for a base salary to be determined in accordance with HCC's policies and an annual bonus contingent on certain performance-based criteria. Pursuant to the terms of the agreement, such executive, during the term of the Employment Agreement and the Consulting Period may not solicit customers of the Company, engage in business with any competing entity or induce any other employee of the Company to leave his or her employment with the Company.


OPTION PLAN

     In connection with the Recapitalization, HCC adopted the Option Plan which provides for the grant to employees from time to time of non-qualified stock options to purchase up to an aggregate of 22,887 shares of Common Stock at exercise prices to be determined by the Board of Directors. The Option Plan provides for the grant of management options to purchase 6,393 shares of Common Stock (the "Management Options"), management performance options to purchase 14,206 shares of Common Stock (the "Management Performance Options"), director options to non-affiliates of Windward to purchase 710 shares of Common Stock (the "Director Options"), and director performance options to non-affiliates of Windward to purchase 1,578 shares of Common Stock (the "Director Performance Options"). The Management Options and Director Options were granted subject to an EBITDA (as defined in the Option Plan) vesting schedule that provides for 20% of each series of options to vest in each of fiscal year 1998 through fiscal year 2002 if the Company attains a specified target for each such year ($21.8 million EBITDA in fiscal 1998, $28.5 million EBITDA in fiscal 1999, $32.6 million EBITDA in fiscal 2000, $35.3 million EBITDA in fiscal 2001 and $37.6 million EBITDA in fiscal 2002). The Options will also vest if certain cumulative EBITDA targets are achieved after certain multiple year periods or, so long as the Windward Group realizes specified rates of return on its aggregate equity investment, upon a Change of Control (as defined in the Option
Plan). In addition, regardless of whether the performance criteria are achieved, all Options including, the performance-based Options, will vest automatically on the seventh anniversary of the date of grant. On March 28, 1998, the 20% of stock options related to the 1998 fiscal year became vested.

     The Management Performance Options and Director Performance Options were granted subject to a vesting schedule providing for 50% of each series of options to vest upon a Change of Control in which the Windward Group realizes a 30% compounded annual rate of return on its aggregate equity investment in the Company and the remaining 50% of each series of options vesting upon a Change of Control in which Windward Group realizes a 40% compounded annual rate of return on its aggregate equity investment in the Company. As of March 28, 1998, 18,630 options have been granted under the Option Plan which entitle the holders to purchase upon vesting 18,630 shares of Common Stock at an exercise price of $370.49 per share. An additional 4,257 options may be granted under the Option Plan.

CONTINGENT BONUS PLAN

     In connection with the Recapitalization, HCC adopted the Bonus Plan, pursuant to which the Company will grant Bonus Units (each representing an interest in the bonus pool of $6.0 million) to certain key employees (the "Participants"). The Bonus Units will be awarded by a committee of the Board of Directors of HCC formed to administer the Bonus Plan. Half of the contingent bonuses vest upon the Company achieving $22.0 million of Operating EBITDA (as defined in the Bonus Plan) during the 1998 fiscal year and the remaining half vest upon the Company achieving $28.0 million of Operating EBITDA during the 1999 fiscal year. In addition, if the Company completes an IPO or a Sale Event within 30 months of March 31, 1997 any unvested contingent bonuses will vest in their entirety and become redeemable at par if (a) the equity market capitalization of the Company is greater than $175.0 million for 20 consecutive trading days subsequent to the IPO (but prior to 30 months from March 31, 1997) or if the equity valuation in the sale (after certain specified adjustments) is greater than $175.0 million. Vested contingent bonuses become due and payable on the third anniversary of the applicable vesting date and will bear interest at 10% per annum (payable semi-annually in arrears) from each applicable vesting date until paid in full. On March 28, 1998, the $3.0 million of Bonus Units related to the 1998 fiscal year became vested.

     Pursuant to the Bonus Plan, all of an employee's Bonus Units terminate immediately when such employee ceases to be employed by the Company, unless such employment ceases due to such employees' death or disability, in which case such employee will be vested in a portion of such employee's Bonus Units.

DIRECTOR COMPENSATION

     Each of Messrs. Barton and Leonis receive an annual fee of $20,000. In addition, in 1997 Messrs. Barton and Leonis received 695 and 470 stock options respectively, of which 215 and 150, respectively, are subject to a vesting schedule that generally provides for each option to vest 20% per year over five years commencing on the first anniversary of the date of grant if the Company attains specified annual or cumulative earnings targets set forth in the Option Plan and the remaining options vest upon a change in control in which the Windward Group realized specified annual rates of return on its equity investment in the Company as defined in the Option Plan. All options automatically vest on the seventh anniversary of the date of grant regardless of whether the performance criteria are achieved. All options have an exercise price equal to the fair value of the common stock at the date of grant ($370.49 per share).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In fiscal 1998, the Company had no compensation committee and compensation matters were handled exclusively by Mr. Goldfarb, Chief Executive Officer and Chairman of the Board of Directors of HCC.

ITEM 12  -  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table lists all shares of HCC's Common Stock as of March 28, 1998, beneficially owned by each director of HCC, each executive officer of HCC and each person known by the Company to beneficially own more than 5% of such outstanding shares of Common Stock at such date. The table also reflects the percentage of the shares owned beneficially by all executive officers and directors of HCC as a group. Share numbers and percentages in the table are rounded to the nearest whole share. As of March 28, 1998 there were 134,955 shares of Common Stock of HCC outstanding.

                                                              Number of
Name and Address                                              Shares of
of Beneficial Owners                                        Common Stock*   Percent of Class
--------------------                                        -------------   ----------------
Windward/Park HCC, L.L.C.(a)(b)                                 53,836          39.9%
Windward/Merban, L.P.(a)(b)                                     10,767           8.0%
Windward/Merchant, L.P.(a)(b)                                   21,535          16.0%
Windward Capital Associates, L.P.(a)(b)(c)                      87,721          65.0%
Windward Capital Associates, Inc.(b)(c)                         87,721          65.0%
Gary Swenson(b)(d)(e)                                           87,721          65.0%
Thomas J. Sikorski(b)(e)                                           ---             **
Noel E. Urben(b)(e)                                                ---             **
Robert Barton                                                      ---             **
John M. Leonis                                                     ---             **
Andrew Goldarb(f)(h)                                            30,453          22.6%
Christopher Bateman(f)(g)                                        9,173           6.8%
Richard Ferraid(f)(g)                                            3,558           2.6%

All directors and executive officers of the Company
as a group (7 persons)(g)(i)                                    43,184          32.0%

---------
* HCC's common equity is divided into four separate classes of Common stock, par value $.10 per share: (i) Class A Common Stock with one vote per share, (ii) Class B Common Stock with one vote per share, (iii) Class C Common Stock with no voting rights, except as required by applicable state law and (iv) Class D Common Stock with 10 votes per share. Except for voting rights, all the common equity of the Company have identical economic terms. Other than Windward/Merban, L.P. and Windward/Merchant, L.P., all other stockholders of HCC own Class A Common Stock. See note (a) below.
**   Less than 1.0%

(a) Windward/Park HCC, L.L.C. owns 53,836 shares of Class A Common Stock, Windward/Merban L.P. owns 6,451 shares of Class B Common Stock and 4,316 shares of Class C Common Stock, Windward/Merchant, L.P. owns 21,055 shares of Class B Common Stock and 480 shares of Class D Common Stock and Windward Capital Associates, L.P. owns 1,583 shares of Class A Common Stock. The Windward Group due to their common control may be deemed to beneficially own each others shares, but each disclaims such beneficial ownership. The Windward Group consists of Windward, Windward/Merchant, L.P., the partners of which are Windward and an affiliate of Credit Suisse First Boston Corporation, Windward/Merban, L.P., the partners of which are Windward and an affiliate of Credit Suisse First Boston Corporation and Windward/Park HCC, LLC, the members of which are Windward and MetLife. Pursuant to a set of program agreements, the Windward Group, along with certain other entities, invests in merchant banking investments organized and managed by Windward and its affiliates. The program agreements govern the relationship among the Windward Group and provide for, among other things, procedures for investments, allocations of income and loss, distributions of funds, transfers of interests between and among the partners or members or third parties, provisions relating to the activities of the general partner or manager, including in respect of fees, powers and limitations and removal by the other partners or members, and procedures for the limited partners or non-managing members to exercise voting and management control of the investments. Windward and the other members of the Windward Group have reached agreement concerning an early termination of the period during which they may make future investments under their program agreements. Windward and the other members have informed the Company that such termination will not have any effect on their investment in, or the management or control of, the Company.

(b) The business address for such person(s) is c/o Windward Capital Partners, L.P., 1177 Avenue of the Americas, 42nd Floor, New York, New York 10036.

(c) Windward Capital Associates, L.P. may be deemed to share beneficial ownership of the Common Stock owned of record by the Windward Group, by virtue of its status as the general partner of Windward/Merchant, L.P., Windward/Merban, L.P. and the Managing Member of Windward/Park HCC, L.L.C., but disclaims such beneficial ownership. Windward Capital Associates, Inc. may be deemed to share beneficial ownership of shares of Common Stock owned of record by the Windward Group by virtue of its status as the general partner of Windward Capital Associates, L.P., but disclaims such beneficial ownership.

(d) Mr. Swenson may be deemed to share beneficial ownership of the shares of Common Stock owned of record by the Windward Group, by virtue of his status as the sole stockholder of Windward Capital Associates, Inc., the general partner of Windward Capital Associates, L.P. Mr. Swenson disclaims such beneficial ownership. Windward Capital Associates, L.P. is the general partner of Windward/Merchant, L.P., Windward/Merban, L.P. and the Managing Member of Windward/Park HCC, L.L.C.

(e) Messrs. Swenson, Sikorski and Urben are limited partners of Windward Capital Associates, L.P. None of Messrs. Swenson, Sikorski and Urben, in their capacities as limited partners of Windward Capital Associates, L.P., has or shares voting or investment power with Windward Capital Associates, L.P. with respect to the Common Stock owned by Windward Capital Associates, L.P.

(f) The business address of such person(s) is c/o HCC Industries, Inc., 4232 Temple City Blvd., Rosemead, CA 91770-1592.

(g) Excludes outstanding options to purchase shares of Common Stock of which 244 and 244 are exercisable at March 28, 1998 for Mr. Bateman and Mr. Ferraid, respectively.

(h) Includes 27,753 shares of Common Stock owned by the Andrew and Denise Goldfarb Revocable Trust of 1995. Also includes 1,350 shares of Common Stock owned by the Jessica Anne Goldfarb Irrevocable Trust and the 1,350 shares of Common Stock owned by the Rebecca Goldfarb Irrevocable Trust of which Mr. Goldfarb's brother is the trustee. Mr. Goldfarb disclaims beneficial ownership of the share of Common Stock owned by such trusts.

(i)  Excludes shares of Common Stock referred to in notes (d) and (e) above.

ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the year ended March 28, 1998 the Company paid a total of $1,466,000 in fees to Windward Capital Partners consisting of a one time financial advisory fee of $1,250,000, an annual management fee of $125,000 and expenses totaling $91,000.

                                      PART IV

ITEM 14  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:
                                                                                     Page Reference
                                                                                       Form 10-K
                                                                                     --------------
     (a)(1) FINANCIAL STATEMENTS

            Report of Independent Accountants                                             22

            Consolidated Balance Sheets at March 28, 1998 and March 27, 1997              23

            Consolidated Statements of Earnings for each of the three years ended
                 March 28, 1998, March 27, 1997 and March 30, 1996                        24

            Consolidated Statements of Stockholders' Equity for each of the three years
                 March 28, 1998, March 27, 1997 and March 30, 1996                        25

            Consolidated Statements of Cash Flows for each of the three years ended
                 March 28, 1998, March 27, 1997 and March 30, 1996                        26

            Notes to Financial Statements                                                 27


     (a)(2) FINANCIAL STATEMENT SCHEDULES

            Schedule II - Valuation and Qualifying Accounts                               39

            All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the applicable instructions or the required information is included in the Consolidated Financial Statements and Notes thereto, or they are inapplicable and are therefore omitted.

            The guarantee obligations of the Subsidiary Guarantors (which are all direct or indirect wholly owned subsidiaries of the Company) are full, unconditional and joint and several. The aggregate assets, liabilities, earnings, and equity of the Subsidiary Guarantors are substantially equivalent to the total assets, liabilities, earnings and equity of HCC Industries Inc. and its subsidiaries on a consolidated basis. Separate financial statements of the Subsidiary Guarantors are not included in this Form 10-K because management of the Company has determined that separate financial statements of the Subsidiary Guarantors would not be material to investors.

     (a)(3) EXHIBITS

     (a)(4) REPORTS ON FORM 8-K

            None

     Regulation S-K Exhibit
     Table Reference
---------------------------
     2.     PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
            SUCCESSION.

     2.1    First Amendment and Restatement of the Stock Purchase and Sale
            Agreement, dated as of December 23, 1996, by and among the Company, the Windward Group, MetLife and the Sellers named therein. (1)

     2.2 Subordinated Note Agreement, dated as of February 14, 1997, by and among the Company, Windward/Merchant L.P., Windward/Merban L.P. and
            MetLife. (1)

     2.3 Escrow Agreement, dated as of February 14, 1997, by and among the Company, Windward Capital Associates L.P., the Sellers named therein and U. S. Trust Company of California, N.A., as escrow agent. (1)

     3.     CERTIFICATE OF INCORPORATION AND BY-LAWS.

     3.1    Amended and Restated Certificate of Incorporation of the
            Company.(1)

     3.2    Amended and Restated By-Laws of the Company. (1)

     3.3    Certificate of Incorporation of Hermetic Seal Corporation. (1)

     3.4    By-Laws of Hermetic Seal Corporation. (1)

     3.5    Certificate of Incorporation of Glasseal Products, Inc. (1)

     3.6    By-Laws of Glasseal Products, Inc. (1)

     3.7    Certificate of Incorporation of Sealtron, Inc. (1)

     3.8    By-Laws of Sealtron, Inc. (1)

     3.9    Certificate of Incorporation of Sealtron Acquisition Corp. (1)

     3.10   By-Laws of Sealtron Acquisition Corp. (1)

     3.11   Articles of Incorporation of HCC Industries International. (1)

     3.12   By-Laws of HCC Industries International. (1)

     3.13   Declaration of Trust of Norfolk Avon Realty Trust. (1)

     4.     INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS, INCLUDING
            INDENTURES.

     4.1    Indenture, dated as of May 6, 1997 (the "Indenture"), among the
            Company, the Subsidiary Guarantors and IBJ Schroder Bank & Trust
            Company, as Trustee, relating to the 10 3/4% Senior Subordinated
            Notes due 2007 and the 10 3/4% Senior Subordinated Exchange Notes due 2007. (1)

     4.2    Form of 10 3/4% Senior Subordinated Exchange Notes due 2007. (1)

     4.3    Registration Rights Amendment, dated May 6, 1997, among the
            Company, the Subsidiary Guarantors, and Credit Suisse First Boston
            Corporation and Furman Selz LLC, as Initial Purchasers. (1)

     4.4    First Supplemental Indenture, dated as of October 24, 1997, to the
            Indenture. (1)



     9.     VOTING TRUST AGREEMENT

     9.1    Stockholders Agreement, dated as of February 14, 1997, by and among the Company, the Windward Group and the Stockholders named therein.
            (1)

     10.    MATERIAL CONTRACTS.

     10.1 Credit Agreement, dates as of February 14, 1997, by and among the Company, Fleet Capital Corporation, as Agent, and the Lender
            Parties thereto. (1)

     10.2 Amendment No. 1 to the Credit Agreement, dated as of May 6, 1997, by and among the Company, Fleet Capital Corporation, as Agent, and the Lender Parties thereto. (1)

     10.3   HCC Industries Inc. Stock Option Plan, dated February 14, 1997. (1)

     10.4   Form of Stock Option Agreement (included in Exhibit 10.3). (1)

     10.5   Contingent Bonus Plan of HCC Industries Inc., dated as of February
            14, 1997. (1)

     10.6   Form of Contingent Bonus Plan Award Agreement. (1)

     10.7 Employment Agreement, dated as February 14, 1997, by and between the Company and Andrew Goldfarb. (1)

     10.8 Employment Agreement, dated as February 14, 1997, by and between the Company and Christopher Bateman. (1)

     10.9 Employment Agreement, dated as February 14, 1997, by and between the Company and Richard Ferraid. (1)

     10.10  Financial Advisory Services Agreement, dated as of February 14,
            1997, by and between Windward Capital Partners, L.P. and the Company. (1)

     10.11  Letter Agreement, dated February 14, 1997, from the Company to
            Windward Capital Partners L.P., relating to fees. (1)

     10.12 Purchase Agreement, dated May 1, 1997, by and among the Company, the Subsidiary Guarantors and Credit Suisse First Boston
            Corporation and Furman Selz LLC, as Initial Purchasers. (1)

     12.    RATIO OF EARNINGS TO FIXED CHARGES.

     12.1 Statement regarding the computation of ratio of earnings to fixed charges for the Company.

     21.    SUBSIDIARIES

     21.1   Subsidiaries of the Company. (1)

     27.    Financial Data Schedule

--------------
     (1) Previously filed under the same exhibit number as an exhibit to Registration Statement on Form S-4 (File No. 333-32207) and incorporated herein by reference.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Rosemead, State of California, on June 25, 1998.

                                        HCC INDUSTRIES INC.

                                        By:  /s/      Andrew Goldfarb
                                           -------------------------------------------------
                                                      Andrew Goldfarb
                                            Chairman, President and Chief Executives Officer


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


     Signature                                    Title                             Date

 /s/     Andrew Goldfarb               Chairman, President and Chief            June 25, 1998
-----------------------------               Executive Officer
         Andrew Goldfarb              (Principle Executive Officer)


 /s/   Christopher H. Bateman          Director, Vice President and             June 25, 1998
-----------------------------             Chief Financial Officer
       Christopher H. Bateman          (Principle Financial Officer)
                                           Principal Accounting
                                                Officer)

 /s/ Richard Ferraid                            Director                        June 25, 1998
-----------------------------
     Richard Ferraid

 /s/ Robert H. Barton, III                      Director                        June 25, 1998
-----------------------------
     Robert H. Barton, III

 /s/ Gary L. Swenson                            Director                        June 25, 1998
-----------------------------
     Gary L. Swenson

 /s/ Noel E. Urben                              Director                        June 25, 1998
-----------------------------
     Noel E. Urben

 /s/ Thomas J. Sikorski                         Director                        June 25, 1998
-----------------------------
     Thomas J. Sikorski

 /s/ John M. Leonis                             Director                        June 25, 1998
-----------------------------
     John M. Leonis