Form 10-Q
period 1998-06-27
HCC INDUSTRIES INC /DE/
filed 1998-08-11
CIK 316884

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q
                                ___________________

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  JUNE 27, 1998

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


                                 (626) 443-8933
                                 --------------
                (Registrant's telephone number, including area code)

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


    Registrant's Common Stock, outstanding at August 11, 1998 was 134,955 shares.

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     HCC INDUSTRIES INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS


                                                        JUNE 27,      MARCH 28,
                                                          1998          1998
                                                        ---------     ---------
CURRENT ASSETS:
  Cash and cash equivalents                             $  11,752     $  13,441
  Trade accounts receivable, less allowance for
     doubtful accounts of $45 at June 27, 1998
     and $40 at March 28, 1998                              9,828        10,136
  Inventories                                               4,738         4,610
  Prepaid and deferred income taxes                           260           260
  Other current assets                                        428           416
                                                        ---------     ---------
     Total current assets                                  27,006        28,863

PROPERTY, PLANT AND EQUIPMENT, NET                         18,238        14,617

OTHER ASSETS:
  Intangible assets                                         5,571         5,643
  Deferred financing costs                                  3,436         3,532
  Deferred income taxes                                     4,192         4,192
  Restricted cash                                           6,095         6,013
                                                        ---------     ---------
       TOTAL ASSETS                                     $  64,538     $  62,860
                                                        ---------     ---------
                                                        ---------     ---------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current portion of long-term debt                     $     928     $     897
  Accounts payable                                          2,934         2,947
  Accrued liabilities                                       4,324         6,384
  Income taxes payable                                      1,001         1,752
                                                        ---------     ---------
         Total current liabilities                          9,187        11,980

LONG TERM LIABILITIES:
  Long-term debt, net of current portion                  101,084        98,201
  Other long-term liabilities                               9,576         9,619
                                                        ---------     ---------
                                                          119,847       119,800
                                                        ---------     ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock; $.10 par value; authorized 550,000
     shares, issued and outstanding 134,955 shares             13            13
  Accumulated deficit                                     (55,322)      (56,953)
                                                        ---------     ---------
TOTAL STOCKHOLDERS' DEFICIT                               (55,309)      (56,940)
                                                        ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $  64,538     $  62,860
                                                        ---------     ---------
                                                        ---------     ---------


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        HCC INDUSTRIES INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                         (IN THOUSANDS, EXCEPT SHARE DATA)



                                                           Three Months Ended
                                                         ----------------------
                                                          June 27,     June 28,
                                                            1998         1997
                                                         ---------    ---------
NET SALES                                                $  18,246    $  15,505

Cost of goods sold                                          10,933        9,319
                                                         ---------    ---------
GROSS PROFIT                                                 7,313        6,186

Selling, general and administrative expenses                 2,088        2,129
                                                         ---------    ---------
EARNINGS FROM OPERATIONS                                     5,225        4,057
                                                         ---------    ---------
OTHER INCOME (EXPENSE):
  Interest and other income                                    177          100
  Interest expense                                          (2,722)      (2,605)
                                                         ---------    ---------
            Total other expense, net                        (2,545)      (2,505)

Earnings before taxes and extraordinary item                 2,680        1,552
Taxes on earnings                                            1,049          609
                                                         ---------    ---------
Earnings before extraordinary item                           1,631          943

Extraordinary loss on retirement of debt, net
  of tax benefit of $640                                        --       (1,002)
                                                         ---------    ---------
NET EARNINGS (LOSS)                                       $  1,631    $     (59)
                                                         ---------    ---------
                                                         ---------    ---------



    The accompanying notes are an integral part of these condensed consolidated financial statements.

                     HCC INDUSTRIES INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                       For the Three Months Ended
                                                       --------------------------
                                                         June 27,      June 28,
                                                           1998          1997
                                                       ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                     $    1,631     $    (59)
Reconciliation of net earnings (loss) to net cash
  provided by operating activities:
  Depreciation                                                 395          330
  Amortization                                                 168          245
  Deferred income taxes                                         --         (285)
  Extraordinary loss                                            --        1,002
Changes in operating assets and liabilities:
     Decrease (increase) in trade accounts receivable,
     net                                                       308       (1,634)
     (Increase) decrease in inventories                       (128)         153
     (Increase) in other assets                                (94)        (211)
     (Decrease) increase in accrued liabilities             (2,103)       1,351
     (Decrease) increase in accounts payable and income
          taxes payable                                       (764)         866
                                                       ------------   -----------
     Net cash (used in) provided by operating
     activities                                               (587)       1,758

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                (4,016)        (694)
  Business acquisition                                          --       (2,200)
                                                       ------------   -----------
     Net cash used in investing activities                  (4,016)      (2,894)
                                                       ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                        (231)     (79,497)
  Proceeds from issuance of long-term debt                   3,145       90,000
  Deferred financing costs                                      --       (3,700)
  Repurchases of stock                                          --       (3,728)
                                                       ------------   -----------
     Net cash provided by financing activities               2,914        3,075
                                                       ------------   -----------
Net (decrease) increase in cash and cash equivalents        (1,689)       1,939

Cash and cash equivalents at beginning of period            13,441        6,841
                                                       ------------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   11,752     $  8,780
                                                       ------------   -----------
                                                       ------------   -----------
SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
  Capital lease obligations                                    383           --


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                        HCC INDUSTRIES INC. AND SUBSIDIARIES
                Notes to Condensed Consolidated Financial Statements
                                   June 27, 1998

1.   INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements of HCC Industries Inc. and Subsidiaries (the "Company"), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
 Interim financial statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year.
 The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that the accompanying interim financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended March 28, 1998. Operating results for the three month period ended June 27, 1998 are not necessarily indicative of the operating results for the full fiscal year.

2.   INVENTORIES:

     Inventories consist of the following (in thousands):


                                                         June 27,      March 28,
                                                           1998          1998
                                                         --------      --------
  Raw materials and component parts                      $  2,225      $  2,340
  Work in process                                           2,513         2,270
                                                         --------     ---------
                                                         $  4,738      $  4,610
                                                         --------     ---------
                                                         --------     ---------

3.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consist of the following (in thousands):


                                                         June 27,      March 28,
                                                           1998          1998
                                                         --------      --------
  Land                                                   $  4,032      $  3,180
  Buildings and improvements                                8,409         5,988
  Furniture, fixtures and equipment                        13,350        12,607
                                                         --------      --------
                                                           25,791        21,775
  Less accumulated depreciation                            (7,553)       (7,158)
                                                         --------      --------
                                                         $ 18,238      $ 14,617
                                                         --------      --------
                                                         --------      --------

                        HCC INDUSTRIES INC. AND SUBSIDIARIES
                Notes to Condensed Consolidated Financial Statements
                                   June 27, 1998

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

5.   LONG-TERM DEBT:

     Long-term debt consists of the following (in thousands):


                                                         June 27,      March 28,
                                                           1998          1998
                                                         --------      --------
  10 3/4% Senior Subordinated Notes - interest payable
    semi-annually; due May 15, 2007                      $ 90,000      $ 90,000

  Subordinated Notes due Selling Shareholders -
    12% interest payable semi-annually; due March 28,
    2001                                                    2,500         2,500

  Subordinated Bonus Notes - 10% interest payable
    semi-annually; due March 28, 2001                       3,000         3,000

  Term loans on land, building and improvements -
    8% interest payable monthly; due may 2008               2,762            --

  Other                                                     3,750         3,598
                                                         --------      --------
                                                          102,012        99,098
  Less current portion                                        928           897
                                                         --------      --------
                                                         $101,084      $ 98,201
                                                         --------      --------
                                                         --------      --------

6.   CAPITAL STOCK:

The Company is authorized to issue an aggregate of 550,000 shares of common stock. These shares may be issued in four different classes (A, B, C or D shares) which differ only in voting rights per share. At June 27, 1998, the 134,955 outstanding shares of common stock were designated as follows:


                       Shares                       Voting Rights
       Class         Outstanding       Amount         Per Share
       -----         -----------      --------      -------------
         A             102,653        $ 10,000             1
         B              27,506           3,000             1
         C               4,316              --          None
         D                 480              --            10
                       -------        --------
                       134,955        $ 13,000
                       -------        --------
                       -------        --------

The remaining 415,045 shares of authorized but unissued common stock are undesignated as to class.

                        HCC INDUSTRIES INC. AND SUBSIDIARIES
                Notes to Condensed Consolidated Financial Statements
                                   June 27, 1998

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

In fiscal 1997, the Company with the help of independent consultants, determined a range of estimated costs of $9,000,000 to $11,000,000 associated with the various claims and assertions it faces. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 20 years as of March 28, 1998. These estimates are based partly on progress made in determining the magnitude of such costs, experience gained from sites on which remediation is ongoing or has been completed, and the timing and extent of remedial actions required by the applicable governmental authorities. As a result, the Company accrued $10,000,000 in fiscal 1997 for existing estimated environmental remediation and other related costs which the Company believes to be the best estimate of the liability. As of June 27, 1998, the accrual for estimated environmental costs was $9,576,000.

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

Pursuant to the Recapitalization Agreement, the Selling Group has agreed to indemnify the Company with respect to the after-tax costs of contingent environmental and other liabilities, subject to a cap for all indemnified liabilities of $30 million. Pursuant to the Recapitalization Agreement, a $6.0 million interest bearing escrow account was established by the selling stockholders (the "Deferred Amount") to secure indemnity claims of the Company and others, including with respect to environmental liabilities. Any environmental costs, net of tax benefit, are expected to be funded from the escrow account. Actual expenditures for environmental remediation were $26,000 for the quarter ended June 27, 1998 and $381,000 for the fiscal year ended March 28, 1998.

                        HCC INDUSTRIES INC. AND SUBSIDIARIES
                Notes to Condensed Consolidated Financial Statements
                                   June 27, 1998

7.   COMMITMENTS AND CONTINGENCIES, Continued:

Other

On March 3, 1998, Walter Neubauer, formerly the largest shareholder of the Company and presently one of the largest shareholders of Special Devices, Inc., the Company's largest customer, filed a lawsuit in California Superior Court against the Company and certain other stockholders alleging (i) breach of fiduciary duty, (ii) fraud, (iii) negligent misrepresentation, (iv) negligence, (v) violations of corporations code and (vi) breach of contract. The allegations primarily relate to the Company's exercise of a 1995 option to acquire Mr. Neubauer's stock in August 1996. The former stockholder is seeking damages of $40.0 million. Based upon the Company's analysis of the current facts, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard at this time.

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

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (IN MILLIONS)


                                             For the Three Months Ended
                                      ----------------------------------------
                                      June 27,            June 28,
                                        1998    Percent     1997       Percent
                                      --------  -------   --------     -------
Net sales                               $18.2    100.0%     $15.5       100.0%
Gross profit                              7.3     40.1%       6.2        40.0%
Selling, general and administrative
  expenses                                2.1     11.5%       2.1        13.5%
Earnings from operations                  5.2     28.6%       4.1        26.5%
Other income/expense                     (2.5)   -13.7%      (2.5)      -16.1%
Extraordinary loss (1)                    0.0      0.0%      (1.0)       -6.5%
Net earnings                             $1.6      8.8%     $(0.1)       -0.6%


(1)  Represents extraordinary loss on retirement of debt, net of tax benefit.


COMPARISON OF THE THREE MONTHS ENDED JUNE 27, 1998 ("1999 QUARTER") TO THE THREE MONTHS ENDED JUNE 28, 1997 ("1998 QUARTER")

NET SALES

     The Company's net sales increased by approximately 17.4% or $2.7 million to $18.2 million for the 1999 Quarter compared to sales of $15.5 million for the 1998 Quarter. The increase was due to increasing demand in all product lines. Sales to existing aerospace, industrial process control, and petrochemical customers increased significantly in the 1999 Quarter. Net non-automotive shipments increased by approximately 18% in the 1999 Quarter compared to the 1998 Quarter. Based on current order volume, the Company expects continued growth in the aerospace, industrial process control and petrochemical markets.

     On the automotive side, unit shipments of airbag initiator products increased significantly due to increased volumes on existing programs and the development of some new programs. The Company's airbag initiator shipments to its largest customer, Special Devices, Inc. ("SDI") increased 63% for the 1999 Quarter compared to the 1998 Quarter. This increased volume was partially offset by a price reduction effected under a new three year supply agreement with SDI. The new agreement with SDI was effective October 1, 1997 and expires on December 31, 2000. Overall, revenue from all automotive shipments increased approximately 16% in the 1999 Quarter compared to the 1998 Quarter.

GROSS PROFIT

     Gross profit increased by approximately 17.7% or $1.1 million, to $7.3 million for the 1999 Quarter compared to $6.2 for the 1998 Quarter. Gross margin increased slightly to 40.1% for the 1999 Quarter from 40.0% for the 1998 Quarter.

     The increase in gross profit is attributable to the increased sales volume. The gross margin as a percent to sales was relatively unchanged in the 1999 Quarter compared to the 1998 Quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("S,G&A") expenses remained flat at $2.1 million for both the 1999 and 1998 Quarters. S,G&A expenses as a percent to sales decreased to 11.5% in the 1999 Quarter from 13.5% for the 1998 Quarter.

     Selling expenses increased modestly in support of higher sales volume. These higher costs were offset by reductions in general and administrative expenses. The improvement in the percentage of S,G&A expenses to sales reflects the improved leverage on the fixed portion of those expenses.

EARNINGS FROM OPERATIONS

     Operating earnings increased $1.1 million to $5.2 million for the 1999 Quarter compared to $4.1 million for the 1998 Quarter. Operating margins increased to 28.6% in the 1999 Quarter from 26.5% for the 1998 Quarter.

     The increase in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the increase in gross profit and gross margin and improvements in S,G&A expenses as a percent to sales.

OTHER EXPENSE, NET

     Other expense, net (which is predominantly net interest expense) remained flat at $2.5 million in the 1999 and 1998 Quarters. The Company has $102.0 million of indebtedness as of June 27, 1998 compared to $99.1 million at June 28, 1997.

NET EARNINGS

     Net earnings increased by approximately $1.7 million to $1.6 million for the 1999 Quarter from a net loss of $0.1 million in the 1998 Quarter.

     The increase in net earnings was primarily attributable to the increase in gross profit and the recognition of a $1.0 extraordinary loss on retirement of debt in the 1998 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $0.6 million for the 1999 Quarter compared to cash provided by operating activities of $1.8 million for the 1998 Quarter. The decrease of $2.4 million was primarily attributable to a reduction in accrued liabilities (primarily accrued interest expense). Interest payments on the Company's Subordinated Notes are due in May and November of each year.

     Net cash used in investing activities was $4.0 million for the 1999 Quarter compared to $2.9 million for the 1998 Quarter. The $1.1 million increase was attributable to the Company's May 1998 purchase of a facility in El Monte, California of approximately 110,000 square feet (of which the Company was leasing approximately 38,000 square feet). In addition, included in the $2.9 million of cash used in investing activities in the 1998 Quarter was $2.2 million for the acquisition of a business which did not recur in the 1999 Quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     As of June 27, 1998, the Company's outstanding indebtedness is $102.0 million, consisting of $90.0 million principal amount of the senior subordinated notes, $2.5 million of subordinated notes due Selling Shareholders pursuant to the Contingent Note Agreement, $3.0 million of subordinated bonus notes pursuant to the Contingent Bonus Plan, $2.8 million of mortgage debt and $3.7 million of other borrowings. The Company has a Revolving Credit Facility up to $20.0 million and is collateralized by accounts receivable and inventories. At June 27, 1998 there was $15.7 million available under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility may be used for general and other corporate purposes. To date, the Company has not used any amounts under the Revolving Credit Facility.

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

     Capital expenditures for fiscal 1999 are expected to focus on vertical integration with investments in equipment to expand manufacturing capacity in machining, glass production, sealing and plating, as well as automation equipment to lower production costs on the high volume production lines. Expected capital expenditures for fiscal 1999 are approximately $7.7 million and will be financed through working capital, the Revolving Credit Facility and a mortgage on the acquired El Monte property.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits: 12 - Computation of ratio of earnings to fixed charges

          (b)  Reports on Form 8-K  -  Not applicable



                             SIGNATURES


                                       HCC INDUSTRIES INC.


DATED:  August 10, 1998                s/s  Andrew Goldfarb
                                       --------------------------------------
                                       President and Chief Executive Officer


DATED:  August 10, 1998                s/s  Christopher H. Bateman
                                       --------------------------------------
                                       Vice President and Chief
                                         Financial Officer