Form 10-Q
period 1998-09-26
HCC INDUSTRIES INC /DE/
filed 1998-11-10
CIK 316884

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

                                 -------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  SEPTEMBER 26, 1998

                                          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________

Commission file number: 333-32207


                                 HCC INDUSTRIES INC.
                (Exact name of Registrant as specified in its charter)

          DELAWARE                                         95-2691666
       --------------                                     ------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                 4232 TEMPLE CITY BLVD., ROSEMEAD, CALIFORNIA  91770
                 ---------------------------------------------------
                       (Address of principal executive offices)


                                    (626) 443-8933
                               -----------------------
                 (Registrant's telephone number, including area code)


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


Registrant's Common Stock, outstanding at November 10, 1998 was 135,495 shares.

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         HCC INDUSTRIES INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                        ASSETS

                                                            SEPTEMBER 26,    MARCH 28,
                                                                1998            1998
                                                            -------------    ---------
CURRENT ASSETS:
   Cash and cash equivalents                                  $ 13,610       $ 13,441
   Trade accounts receivable, less allowance for
      doubtful accounts of $58 at September 26, 1998
      and $40 at March 28, 1998                                  9,568         10,136
   Inventories                                                   4,568          4,610
   Prepaid and deferred income taxes                             2,960            260
   Other current assets                                            390            416
                                                              --------       --------
          Total current assets                                  31,096         28,863

PROPERTY, PLANT AND EQUIPMENT, NET                              18,400         14,617

OTHER ASSETS:
   Intangible assets                                             5,499          5,643
   Deferred financing costs                                      3,341          3,532
   Deferred income taxes                                         4,192          4,192
   Restricted cash                                               6,179          6,013
                                                              --------       --------
          TOTAL ASSETS                                        $ 68,707       $ 62,860
                                                              --------       --------
                                                              --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Current portion of long-term debt                          $    905       $    897
   Accounts payable                                              2,423          2,947
   Accrued liabilities                                           7,427          6,384
   Income taxes payable                                         (1,677)         1,752
                                                              --------       --------
          Total current liabilities                             12,432         11,980

LONG TERM LIABILITIES:
   Long-term debt, net of current portion                      100,859         98,201
   Other long-term liabilities                                   9,534          9,619
                                                              --------       --------
                                                               122,825        119,800
                                                              --------       --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock; $.10 par value; authorized 550,000
      shares, issued and outstanding 134,955 shares                 13             13
   Accumulated deficit                                         (54,131)       (56,953)
                                                              --------       --------
TOTAL STOCKHOLDERS' DEFICIT                                    (54,119)       (56,940)
                                                              --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $ 68,707       $ 62,860
                                                              --------       --------
                                                              --------       --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     HCC INDUSTRIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      Three Months Ended             Six Months Ended
                                                 ---------------------------    -----------------------------
                                                 September 26,  September 27,   September 26,   September 27,
                                                     1998          1997            1998             1997
                                                 -------------  -------------   -------------   -------------
NET SALES                                          $  17,159     $  15,556       $  35,406        $  31,061

Cost of goods sold                                    10,496         9,497          21,429           18,816
                                                   ----------    ---------       ---------        ---------
GROSS PROFIT                                           6,663         6,059          13,977           12,245

Selling, general and administrative expenses           2,109         2,166           4,197            4,295
                                                   ----------    ---------       ---------        ---------
EARNINGS FROM OPERATIONS                               4,554         3,893           9,780            7,950

OTHER INCOME (EXPENSE):
  Interest and other income                              175           115             352              215
  Interest expense                                    (2,764)       (2,573)         (5,486)          (5,178)
                                                   ----------    ---------       ---------        ---------
            Total other expense, net                  (2,589)       (2,458)         (5,134)          (4,963)

Earnings before taxes and extraordinary item           1,965         1,435           4,646            2,987
Taxes on earnings                                        775           566           1,824            1,175
                                                   ----------    ---------       ---------        ---------
Earnings before extraordinary item                     1,190           869           2,822            1,812

Extraordinary loss on retirement of debt, net
  of tax benefit of $640                                 ---           ---             ---           (1,002)
                                                   ----------    ---------       ---------        ---------
NET EARNINGS                                        $  1,190        $  869        $  2,822           $  810
                                                   ----------    ---------       ---------        ---------
                                                   ----------    ---------       ---------        ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   HCC INDUSTRIES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 For the Six Months Ended
                                                               -----------------------------
                                                               September 26,   September 27,
                                                                    1998            1997
                                                               -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                      $  2,822       $    810
Reconciliation of net earnings to net cash
   provided by operating activities:
     Depreciation                                                       819           689
     Amortization                                                       335           382
     Deferred income taxes                                           (2,700)         (404)
     Extraordinary loss                                                  --         1,002
Changes in operating assets and liabilities:
        Decrease (increase) in trade accounts receivable, net           568        (1,299)
        Decrease in inventories                                          42           284
        (Increase) decrease in other assets                            (140)           58
        Increase in accrued liabilities                                 958         2,897
        (Decrease) increase in accounts payable and income
             taxes payable                                             (599)        1,435
                                                                    -------      --------
        Net cash provided by operating activities                     2,105         5,854

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                      (4,219)       (1,317)
     Business acquisition                                                --        (2,200)
                                                                    -------      --------
        Net cash used in investing activities                        (4,219)       (3,517)
                                                                    -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt                              (479)      (80,230)
     Proceeds from issuance of long-term debt                         2,762        90,000
     Deferred financing costs                                           ---        (3,700)
     Repurchases of stock                                               ---        (3,728)
                                                                    -------      --------
        Net cash provided by financing activities                     2,283         2,342
                                                                    -------      --------
Net increase in cash and cash equivalents                               169         4,679

Cash and cash equivalents at beginning of period                     13,441         6,841
                                                                    -------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $13,610      $ 11,520
                                                                    -------      --------
                                                                    -------      --------
SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
     Capital lease obligations                                          383           ---

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         HCC INDUSTRIES INC. AND SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements
                                  September 26, 1998

1.   INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements of HCC Industries Inc. and Subsidiaries (the "Company"), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that the accompanying interim financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended March 28, 1998. Operating results for the three and six month periods ended September 26, 1998 are not necessarily indicative of the operating results for the full fiscal year.

2.   INVENTORIES:

     Inventories consist of the following (in thousands):

                                               September  26,     March 28,
                                                  1998             1998
                                               --------------    -----------
     Raw materials and component parts         $  2,179          $  2,340
     Work in process                              2,389             2,270
                                               --------          --------
                                               $  4,568          $  4,610
                                               --------          --------
                                               --------          --------

3.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consist of the following (in thousands):

                                               September  26,     March 28,
                                                  1998             1998
                                               --------------    -----------
     Land                                      $  4,025          $  3,180
     Buildings and improvements                   8,520             5,988
     Furniture, fixtures and equipment           13,832            12,607
                                               --------          --------
                                                 26,377            21,775
     Less accumulated depreciation               (7,977)           (7,158)
                                               --------          --------
                                              $  18,400         $  14,617
                                               --------          --------
                                               --------          --------

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 26, 1998

4.   LONG-TERM DEBT:

     Long-term debt consists of the following (in thousands):

                                                               September  26,     March 28,
                                                                    1998             1998
                                                               --------------    -----------
     10 3/4% Senior Subordinated Notes - interest payable
     semi-annually; due May 15, 2007                              $  90,000       $  90,000

     Subordinated Notes due Selling Shareholders -
     12% interest payable semi-annually; due March 28, 2001           2,500           2,500

     Subordinated Bonus Notes - 10% interest payable
     semi-annually; due March 28, 2001                                3,000           3,000

     Term loans on land, building and improvements -
     8% interest payable monthly; due May 2008                        2,762             ---

     Other                                                            3,502           3,598
                                                                 ----------       ---------
                                                                    101,764          99,098
     Less current portion                                               905             897
                                                                 ----------       ---------
                                                                 $  100,859       $  98,201
                                                                 ----------       ---------
                                                                 ----------       ---------

5.   CAPITAL STOCK:

The Company is authorized to issue an aggregate of 550,000 shares of common stock. These shares may be issued in four different classes (A, B, C or D shares) which differ only in voting rights per share. At September 26, 1998, the 134,955 outstanding shares of common stock were designated as follows:

                    Shares                   Voting Rights
        Class     Outstanding      Amount      Per Share
        -----     -----------  ----------    -------------
          A       102,653        $10,000           1
          B        27,506          3,000           1
          C         4,316            ---         None
          D           480            ---          10
                  -------        -------
                  134,955        $13,000
                  -------        -------
                  -------        -------

The remaining 415,045 shares of authorized but unissued common stock are undesignated as to class.

                       HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 26, 1998

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

In fiscal 1997, the Company with the help of independent consultants, determined a range of estimated costs of $9,000,000 to $11,000,000 associated with the various claims and assertions it faces. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 20 years as of March 28, 1998. These estimates are based partly on progress made in determining the magnitude of such costs, experience gained from sites on which remediation is ongoing or has been completed, and the timing and extent of remedial actions required by the applicable governmental authorities. As a result, the Company accrued $10,000,000 in fiscal 1997 for existing estimated environmental remediation and other related costs which the Company believes to be the best estimate of the liability. As of September 26, 1998, the accrual for estimated environmental costs was $9,534,000.

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

Pursuant to the Recapitalization Agreement, the Selling Group has agreed to indemnify the Company with respect to the after-tax costs of contingent environmental and other liabilities, subject to a cap for all indemnified liabilities of $30 million. Pursuant to the Recapitalization Agreement, a $6.0 million interest bearing escrow account was established by the selling stockholders (the "Deferred Amount") to secure indemnity claims of the Company and others, including with respect to environmental liabilities. Any environmental costs, net of tax benefit, are expected to be funded from the escrow account. Actual expenditures for environmental remediation were $45,000 for the quarter ended September 26, 1998 and $381,000 for the fiscal year ended March 28, 1998.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                              September 26, 1998

6.   COMMITMENTS AND CONTINGENCIES, Continued:

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

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (IN MILLIONS)

                                            FOR THE THREE  MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                        -------------------------------------   --------------------------------------
                                        SEPT. 26,           SEPT. 27,           SEPT. 26,           SEPT. 27,
                                         1998     PERCENT     1997    PERCENT     1998      PERCENT   1997     PERCENT
                                         ----     -------     ----    -------     ----      -------   ----     -------
Net sales                               $17.2      100.0%     $15.6    100.0%     $35.4     100.0%    $31.1     100.0%
Gross profit                              6.7       38.8%       6.1     38.9%      14.0      39.5%     12.2      39.4%
Selling, general and administrative
  expenses                                2.1       12.3%       2.2     13.9%       4.2      11.9%      4.3      13.8%
Earnings from operations                  4.6       26.5%       3.9     25.0%       9.8      27.6%      8.0      25.6%
Other income/expense                     (2.6)     -15.1%      (2.5)   -15.8%      (5.1)    -14.5%     (5.0)    -16.0%
Extraordinary loss (1)                    0.0        0.0%       0.0      0.0%       0.0       0.0%     (1.0)     -3.2%
Net earnings                             $1.2        6.9%      $0.9      5.6%      $2.8       8.0%     $0.8       2.6%


(1)  Represents extraordinary loss on retirement of debt, net of tax benefit.


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 26, 1998 ("1999 QUARTER") TO THE THREE MONTHS ENDED SEPTEMBER 27, 1997 ("1998 QUARTER")

NET SALES

     The Company's net sales increased by approximately 10.3% or $1.6 million to $17.2 million for the 1999 Quarter compared to sales of $15.6 million for the 1998 Quarter. The increase was due to increasing demand in all product lines. Sales to existing aerospace, industrial process control, and petrochemical customers increased significantly in the 1999 Quarter. Net non-automotive shipments increased by approximately 19% in the 1999 Quarter compared to the 1998 Quarter. Based on current order volume, the Company expects continued, but slower growth in the aerospace, industrial process control and petrochemical markets.

     On the automotive side, unit shipments of airbag initiator products increased moderately due to increased volumes on existing programs and the development of some new programs. The Company's airbag initiator shipments to its largest customer, Special Devices, Inc. ("SDI") increased 13% for the 1999 Quarter compared to the 1998 Quarter. This increased volume was offset by a price reduction effected under a new three year supply agreement with SDI. The new agreement with SDI was effective October 1, 1997 and expires on December 31, 2000. Overall, revenue from all automotive shipments decreased approximately 1% in the 1999 Quarter compared to the 1998 Quarter. Based on current order volume, the Company expects flat revenue from automotive products over the next quarter.

GROSS PROFIT

     Gross profit increased by approximately 9.8% or $0.6 million, to $6.7 million for the 1999 Quarter compared to $6.1 for the 1998 Quarter. Gross margin decreased slightly to 38.8% for the 1999 Quarter from 38.9% for the 1998 Quarter.

     The increase in gross profit is attributable to the increased sales volume. The gross margin as a percent to sales was relatively unchanged in the 1999 Quarter compared to the 1998 Quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("S,G&A") expenses decreased 4.5% to $2.1 million for the 1999 Quarter compared to $2.2 million for the 1998 Quarter. S,G&A expenses as a percent to sales decreased to 12.3% in the 1999 Quarter from 13.9% for the 1998 Quarter.

     Selling expenses decreased slightly in lieu of higher sales volume reflecting increased non-commissioned sales. Additionally, the Company enjoyed a slight decrease in general and administrative expenses which were a result of lower contingent compensation accruals. The improvement in the percentage of S,G&A expenses to sales reflects the decreased overall costs and improved leverage on the fixed portion of those expenses.

EARNINGS FROM OPERATIONS

     Operating earnings increased 17.9% or $0.7 million to $4.6 million for the 1999 Quarter compared to $3.9 million for the 1998 Quarter. Operating margins increased to 26.5% in the 1999 Quarter from 25.0% for the 1998 Quarter.

     The increase in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the increase in gross profit and gross margin and improvements in S,G&A expenses as a percent to sales.

OTHER EXPENSE, NET

     Other expense, net (which is predominantly net interest expense) increased 4.0% or $0.1 million to $2.6 million in the 1999 Quarter compared to $2.5 million in the 1998 Quarter. The $0.1 million increase was attributable to interest expense on the mortgages incurred in the Company's May 1998 purchase of a facility in El Monte, California of approximately 110,000 square feet (of which the Company was leasing approximately 38,000 square feet). The Company has $101.8 million of indebtedness as of September 26, 1998 compared to $92.2 million at September 27, 1997.

NET EARNINGS

     Net earnings increased by approximately $0.3 million to $1.2 million for the 1999 Quarter from $0.9 million in the 1998 Quarter.

     The increase in net earnings was primarily attributable to the increase in gross profit in the 1999 Quarter.

COMPARISON OF THE SIX MONTHS ENDED SEPTEMBER 26, 1998 ("1999 PERIOD") TO THE SIX MONTHS ENDED SEPTEMBER 27, 1997 ("1998 PERIOD")

NET SALES

     The Company's net sales increased by approximately 13.8% or $4.3 million to $35.4 million for the 1999 Period compared to sales of $31.1 million for the 1998 Period.

     This increase was attributable to increasing demand in all product lines. The Company experienced strong growth in its aerospace, industrial and petrochemical products. Net non-automotive shipments increased approximately 15.5% in the 1999 Period compared to the 1998 Period. Based on current order volume, the Company expects continued, but slower growth in the aerospace, industrial process control and petrochemical markets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     On the automotive side, unit shipments of airbag initiator products increased moderately due to increased volumes on existing programs and the development of some new programs. The Company's airbag initiator shipments to its largest customer, Special Devices, Inc. ("SDI") increased 36.5% for the 1999 Period compared to the 1998 Period. This increased volume was mostly offset by a price reduction effected under a new three year supply agreement with SDI. The new agreement with SDI was effective October 1, 1997 and expires on December 31, 2000. Overall, revenue from all automotive shipments increased approximately 11.9% in the 1999 Period compared to the 1998 Period. Based on current order volume, the Company expects flat revenue from automotive products over the next quarter.

GROSS PROFIT

     Gross profit increased by approximately 14.8% or $1.8 million, to $14.0 million for the 1999 Period compared to $12.2 for the 1998 Period. Gross margin increased slightly to 39.5% for the 1999 Period from 39.4% for the 1998 Period.

     The increase in gross profit is attributable to the increased sales volume. The gross margin as a percent to sales was relatively unchanged in the 1999 Period compared to the 1998 Period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("S,G&A") expenses decreased by approximately 2.3% to $4.2 million for the 1999 Period compared to $4.3 million for the 1998 Period. S,G&A expenses as a percent to sales decreased to 11.9% in the 1999 Period from 13.8% for the 1998 Period.

     Selling expenses decreased slightly in lieu of higher sales volume reflecting increased non-commissioned sales. Additionally, the Company enjoyed a slight decrease in general and administrative expenses which were a result of lower contingent compensation accruals. The improvement in the percentage of S,G&A expenses to sales reflects the decreased overall costs and improved leverage on the fixed portion of those expenses.

EARNINGS FROM OPERATIONS

     Operating earnings increased 22.5% or $1.8 million to $9.8 million for the 1999 Period compared to $8.0 million for the 1998 Period. Operating margins increased to 27.6% in the 1999 Period from 25.6% for the 1998 Period.

     The significant increase in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the increase in gross profit and gross margin and improvements in S,G&A expenses as a percent to sales.

OTHER EXPENSE, NET

     Other expense, net (which is predominantly net interest expense) increased 2.0% or $0.1 million to $5.1 million in the 1999 Period compared to $5.0 million in the 1998 Period. The $0.1 million increase was attributable to additional interest expense incurred with the additional indebtedness and net of increased interest income recognized in the 1999 Period compared to the 1998 Period. The Company has $101.8 million of long-term debt as of September 26, 1998 compared to $92.2 million at September 27, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET EARNINGS

     Net earnings increased by approximately $2.0 million to $2.8 million for the 1999 Period from $0.8 million in the 1998 Period.

     The significant increase in net earnings was primarily attributable to the increase in gross profit recognized in the 1999 Period and the extraordinary loss associated with early retirement of debt in the 1998 Period.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $2.1 million for the 1999 Period compared to $5.9 million for the 1998 Period. The decrease of $3.8 million was primarily attributable to a reduction in income taxes payable and an increase in working capital requirements.

     Net cash used in investing activities was $4.2 million for the 1999 Period compared to $3.5 million for the 1998 Period. The $0.7 million increase was attributable to the Company's May 1998 purchase of a facility in El Monte, California of approximately 110,000 square feet (of which the Company was leasing approximately 38,000 square feet). In addition, included in the $3.5 million of cash used in investing activities in the 1998 Period was $2.2 million for the acquisition of a business which did not recur in the 1999 Period.

     Net cash provided by financing activities was $2.3 million for both the 1999 and 1998 Periods. The $2.3 million provided in the 1999 Period resulted from the $2.8 million of mortgages associated with the Company's May 1998 purchase of a facility in El Monte, California of approximately 110,000 square feet and approximately $0.5 million of principal repayments on existing debt.

     As of September 26, 1998, the Company's outstanding long-term debt is $101.8 million. The Company has a Revolving Credit Facility up to $20.0 million and is collateralized by accounts receivable and inventories. At September 26, 1998 there was $15.8 million available under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility may be used for general and other corporate purposes. To date, the Company has not used any amounts under the Revolving Credit Facility.

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

YEAR 2000 ISSUE

     The Year 2000 readiness issue, which is common to most businesses, arises from the inability of information systems, and other time and date sensitive products and systems to properly recognize and process date-sensitive information or system failures. Assessments of the potential cost and effects of Year 2000 issues vary significantly among businesses, and it is extremely difficult to predict the actual impact. Recognizing this uncertainty, management is continuing to actively analyze, assess and plan for various Year 2000 issues across its businesses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     The Year 2000 issue has an impact on both information technology ("IT") systems and non-IT systems, such as manufacturing systems and physical facilities including, but not limited to, security systems and utilities. Although management believes that a majority of the Company's IT systems are Year 2000 ready, such systems still have to be tested for Year 2000 readiness. The Company is replacing or upgrading those systems that are identified as non-Year 2000. Certain IT systems previously identified as non-Year 2000 compliant are being upgraded or replaced which should be complete by June 30, 1999. Non-IT system issues are more difficulty to identify and resolve. The Company is actively identifying non-IT Year 2000 issues concerning its products and services, as well as its physical facility locations. As non-IT areas are identified, management formulates the necessary actions to ensure minimal disruption to its business processes. Although management believes that its efforts will be successful and the costs will be immaterial (i.e., less than $25,000) to its consolidated financial position and results of operations, it also recognizes that any failure or delay could cause a potential impact.

     The Year 2000 readiness of its customers varies. The Company is not investigating whether or not its customers are evaluating and/or preparing their own systems. These efforts by customers to address Year 2000 issues may affect the demand for certain products and services; however, the impact to the revenue or any change in revenue patterns is highly uncertain.

     The Company has also initiated efforts to assess the Year 2000 readiness of its key suppliers and business partners. The Company's direction of this effort is to ensure the adequacy of resources and supplies to minimize any potential business interruptions. Management plans to complete this part of its Year 2000 readiness plan in the early part of calendar 1999. While the Company continues to believe the Year 2000 issue described above will not materially affect its consolidated financial position or results of operations, it remains uncertain as to what extent, if any, the Company may be impacted.

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

Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibits:  12 - Computation of ratio of earnings to fixed charges

     (b)  Reports on Form 8-K  -  Not applicable


                                SIGNATURES


                                       HCC INDUSTRIES INC.


DATED:  November 10, 1998              /s/ Andrew Goldfarb
        -----------------              -------------------------------------
                                       President and Chief Executive Officer


DATED:  November 10, 1998              /s/ Christopher H. Bateman
        -----------------              -------------------------------------
                                       Vice President and Chief Financial
                                         Officer