Form 10-Q
period 1998-12-26
HCC INDUSTRIES INC /DE/
filed 1999-02-09
CIK 316884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                               -------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: DECEMBER 26, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________

Commission file number: 333-32207


                               HCC INDUSTRIES INC.
             (Exact name of Registrant as specified in its charter)


        DELAWARE                                              95-2691666
       ----------                                            ------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


                  4232 TEMPLE CITY BLVD., ROSEMEAD, CALIFORNIA
                 ----------------------------------------------
                 91770 (Address of principal executive offices)


                                 (626) 443-8933
                             ----------------------
              (Registrant's telephone number, including area code)

                               -------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


 Registrant's Common Stock, outstanding at February 9, 1999 was 135,495 shares.

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                     DECEMBER 26,         MARCH 28,
                                                                         1998               1998
                                                                     ------------         ----------
CURRENT ASSETS:
    Cash and cash equivalents                                         $  13,161           $  13,441
    Trade accounts receivable, less allowance for
       doubtful accounts of $67 at December 26, 1998
       and $40 at March 28, 1998                                          9,448              10,136
    Inventories                                                           4,264               4,610
    Prepaid and deferred income taxes                                     3,139                 260
    Other current assets                                                    260                 416
                                                                       ---------           ---------
              Total current assets                                       30,272              28,863

PROPERTY, PLANT AND EQUIPMENT, NET                                       18,831              14,617

OTHER ASSETS:
    Intangible assets                                                     5,427               5,643
    Deferred financing costs                                              3,246               3,532
    Deferred income taxes                                                 4,192               4,192
    Restricted cash                                                       6,176               6,013
                                                                       ---------           ---------
              TOTAL ASSETS                                             $ 68,144            $ 62,860
                                                                       ---------           ---------
                                                                       ---------           ---------
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Current portion of long-term debt                                  $  1,044            $    897
    Accounts payable                                                      2,149               2,947
    Accrued liabilities                                                   4,684               6,384
    Income taxes payable                                                  2,248               1,752
                                                                       ---------           ---------
                  Total current liabilities                              10,125              11,980

LONG TERM LIABILITIES:
    Long-term debt, net of current portion                              101,304              98,201
    Other long-term liabilities                                           9,486               9,619
                                                                       ---------           ---------
                                                                        120,915             119,800
                                                                       ---------           ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock; $.10 par value; authorized 550,000 shares,
       issued and outstanding 135,495 shares at December 26,
       1998 and 134,955 shares at March 28, 1998                             14                  13
    Additional paid-in capital                                              200                 ---
    Accumulated deficit                                                 (52,985)            (56,953)
                                                                       ---------           ---------
TOTAL STOCKHOLDERS' DEFICIT                                             (52,771)            (56,940)
                                                                       ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $ 68,144            $ 62,860
                                                                       ---------           ---------
                                                                       ---------           ---------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            Three Months Ended                   Nine Months Ended
                                                      -----------------------------        -------------------------------
                                                      December 26,      December 27,       December 26,       December 27,
                                                         1998              1997               1998               1997
                                                      -----------       -----------        -----------        ----------
NET SALES                                              $ 15,297           $ 15,128           $ 50,703           $ 46,189

Cost of goods sold                                        9,558              9,508             30,987             28,324
                                                       ---------          ---------          ---------          ---------
GROSS PROFIT                                              5,739              5,620             19,716             17,865

Selling, general and administrative expenses              1,266              1,736              5,463              6,031
Non-recurring expense                                       ---              1,250                ---              1,250
                                                       ---------          ---------          ---------          ---------
EARNINGS FROM OPERATIONS                                  4,473              2,634             14,253             10,584

OTHER INCOME (EXPENSE):
  Interest and other income                                 168                157                520                372
  Interest expense                                       (2,747)            (2,573)            (8,233)            (7,751)
                                                       ---------          ---------          ---------          ---------
            Total other expense, net                     (2,579)            (2,416)            (7,713)            (7,379)

Earnings before taxes and extraordinary item              1,894                218              6,540              3,205
Taxes on earnings                                           748                 99              2,572              1,274
                                                       ---------          ---------          ---------          ---------
Earnings before extraordinary item                        1,146                119              3,968              1,931

Extraordinary loss on retirement of debt, net
  of tax benefit of $640                                    ---                ---                ---             (1,002)
                                                       ---------          ---------          ---------          ---------
NET EARNINGS                                           $  1,146           $    119           $  3,968           $    929
                                                       ---------          ---------          ---------          ---------
                                                       ---------          ---------          ---------          ---------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   For the Nine Months Ended
                                                                               --------------------------------
                                                                               December 26,        December 27,
                                                                                   1998                1997
                                                                               -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                     $  3,968           $    929
Reconciliation of net earnings to net cash provided
   by operating activities:
     Depreciation                                                                   1,243              1,058
     Amortization                                                                     502                547
     Deferred income taxes                                                         (2,879)              (562)
     Extraordinary loss                                                               ---              1,002
Changes in operating assets and liabilities:
         Decrease (increase) in trade accounts receivable, net                        688               (608)
         Decrease in inventories                                                      346                112
         (Increase) decrease in other assets                                           (7)                86
         (Decrease) increase in accrued liabilities                                (1,833)               170
         (Decrease) increase in accounts payable and income
              taxes payable                                                          (302)               961
                                                                                 ---------          ---------
         Net cash provided by operating activities                                  1,726              3,695

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                    (1,479)            (1,145)
     Business acquisition                                                             ---             (2,200)
                                                                                 ---------          ---------

         Net cash used in investing activities                                     (1,479)            (3,345)
                                                                                 ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt                                            (728)           (80,408)
     Proceeds from sale of stock                                                      201                ---
     Proceeds from issuance of long-term debt                                         ---             90,000
     Deferred financing costs                                                         ---             (3,790)
     Repurchases of stock                                                             ---             (3,728)
                                                                                 ---------          ---------
         Net cash (used in) provided by financing activities                         (527)             2,074
                                                                                 ---------          ---------
Net (decrease) increase in cash and cash equivalents                                 (280)             2,424

Cash and cash equivalents at beginning of period                                   13,441              6,841
                                                                                 ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 13,161           $  9,265
                                                                                 ---------          ---------
                                                                                 ---------          ---------
SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
     Mortgage indebtedness                                                          2,762                ---
     Capital lease obligations                                                      1,216                854


         The accompanying notes are an integral part of these condensed consolidated financial statements

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                December 26, 1998



1.   INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements of HCC Industries Inc. and Subsidiaries (the "Company"), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that the accompanying interim financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended March 28, 1998. Operating results for the three and nine month periods ended December 26, 1998 are not necessarily indicative of the operating results for the full fiscal year.

2.   INVENTORIES:

     Inventories consist of the following (in thousands):

                                                               December  26,          March 28,
                                                                   1998                 1998
                                                               ------------           ----------

     Raw materials and component parts                           $  1,878             $   2,340
     Work in process                                                2,386                 2,270
                                                                 --------             ---------
                                                                 $  4,264             $   4,610
                                                                 --------             ---------
                                                                 --------             ---------

3.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consist of the following (in thousands):


                                                               December  26,          March 28,
                                                                   1998                 1998
                                                               ------------           ----------
     Land                                                        $  4,025             $  3,180
     Buildings and improvements                                     8,618                5,988
     Furniture, fixtures and equipment                             14,589               12,607
                                                                 ---------            ---------
                                                                   27,232               21,775
     Less accumulated depreciation                                 (8,401)              (7,158)
                                                                 ---------            ---------
                                                                 $ 18,831             $ 14,617
                                                                 ---------            ---------
                                                                 ---------            ---------

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                December 26, 1998


4.   LONG-TERM DEBT:

     Long-term debt consists of the following (in thousands):

                                                                      December 26,       March 28,
                                                                          1998             1998
                                                                      -----------       ----------
     10 3/4% Senior Subordinated Notes - interest payable
     semi-annually; due May 15, 2007                                   $  90,000         $ 90,000

     Subordinated Notes due Selling Shareholders -
     12% interest payable semi-annually; due March 28, 2001                2,500            2,500

     Subordinated Bonus Notes - 10% interest payable
     semi-annually; due March 28, 2001                                     3,000            3,000

     Term loans on land, building and improvements -
     8% interest payable monthly; due May 2008                             2,762              ---

     Other                                                                 4,086            3,598
                                                                       ---------         --------

                                                                         102,348           99,098
     Less current portion                                                  1,044              897
                                                                       ---------         --------
                                                                       $ 101,304         $ 98,201
                                                                       ---------         --------
                                                                       ---------         --------

5.   CAPITAL STOCK:

The Company is authorized to issue an aggregate of 550,000 shares of common stock. These shares may be issued in four different classes (A, B, C or D shares) which differ only in voting rights per share. At December 26, 1998, the 135,495 outstanding shares of common stock were designated as follows:

                                     Shares                                      Voting Rights
                  Class            Outstanding                 Amount              Per Share
                  -----            -----------               ----------            ----------
                    A                103,193                 $ 11,000                 1
                    B                 27,506                    3,000                 1
                    C                  4,316                     ---               None
                    D                    480                     ---                10
                                    --------                 --------
                                     135,495                 $ 14,000
                                    --------                 --------
                                    --------                 --------

The remaining 414,505 shares of authorized but unissued common stock are undesignated as to class.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                December 26, 1998


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

In fiscal 1997, the Company with the help of independent consultants, determined a range of estimated costs of $9,000,000 to $11,000,000 associated with the various claims and assertions it faces. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 20 years as of March 28, 1998. These estimates are based partly on progress made in determining the magnitude of such costs, experience gained from sites on which remediation is ongoing or has been completed, and the timing and extent of remedial actions required by the applicable governmental authorities. As a result, the Company accrued $10,000,000 in fiscal 1997 for existing estimated environmental remediation and other related costs which the Company believes to be the best estimate of the liability. As of December 26, 1998, the accrual for estimated environmental costs was $9,486,000.

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

Pursuant to the Recapitalization Agreement, the Selling Group has agreed to indemnify the Company with respect to the after-tax costs of contingent environmental and other liabilities, subject to a cap for all indemnified liabilities of $30 million. Pursuant to the Recapitalization Agreement, a $6.0 million interest bearing escrow account was established by the selling stockholders (the "Deferred Amount") to secure indemnity claims of the Company and others, including with respect to environmental liabilities. Any environmental costs, net of tax benefit, are expected to be funded from the escrow account. Actual expenditures for environmental remediation were $19,000 for the quarter ended December 26, 1998 and $90,000 for the nine months ended December 26, 1998.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                December 26, 1998

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

PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (IN MILLIONS)


                                         For the Three  Months Ended                         For the Nine Months Ended
                                  --------------------------------------------    ---------------------------------------------
                                  Dec. 26,                Dec. 27,                Dec. 26,               Dec. 27,
                                    1998        Percent     1997       Percent      1998     Percent       1997         Percent
                                  --------      -------   --------     -------    --------   -------     --------       -------
Net sales                         $  15.3       100.0%    $  15.1       100.0%    $  50.7       100.0%    $  46.2       100.0%
Gross profit                          5.7        37.5%        5.6        37.1%       19.7        38.9%       17.9        38.7%
Selling, general and
     administrative expenses          1.3         8.4%        1.7        11.5%        5.5        10.8%        6.0        13.1%
Non-recurring expense                 0.0         0.0%        1.3         8.3%        0.0         0.0%        1.3         2.7%
Earnings from operations              4.5        29.1%        2.6        17.4%       14.2        28.1%       10.6        22.9%
Other income/expense                 (2.6)      -16.8%       (2.4)      -16.0%       (7.7)      -15.2%       (7.4)      -16.0%
Extraordinary loss (1)                0.0         0.0%        0.0         0.0%        0.0         0.0%       (1.0)      -2.2%
Net earnings                      $   1.1         7.5%    $   0.1         0.1%    $   4.0         7.8%    $   0.9         2.0%

(1)  Represents extraordinary loss on retirement of debt, net of tax benefit.


COMPARISON OF THE THREE MONTHS ENDED DECEMBER 26, 1998 ("1999 QUARTER") TO THE THREE MONTHS ENDED DECEMBER 27, 1997 ("1998 QUARTER")

NET SALES

     The Company's net sales increased by approximately 1.3% or $0.2 million to $15.3 million for the 1999 Quarter compared to sales of $15.1 million for the 1998 Quarter. The modest increase was due to an increase in automotive shipments which was almost wholly offset by a decrease in non-automotive shipments. Sales to existing aerospace, industrial process control, and petrochemical customers decreased approximately 3% in the 1999 Quarter compared to the 1998 Quarter. Based on current order volume, the Company expects weakness in the aerospace, industrial process control and petrochemical markets in the next two quarters.

     On the automotive side, overall unit shipments of airbag initiator products increased moderately due to the development of some new programs. The Company's airbag initiator unit shipments to its largest customer, Special Devices, Inc. ("SDI") decreased 7% for the 1999 Quarter compared to the 1998 Quarter. The decrease in units shipped to SDI was offset by significantly increased shipments on initiator products to other automotive customers. Overall, automotive revenue increased approximately 8% for the 1999 Quarter compared to the 1998 Quarter.

GROSS PROFIT

     Gross profit increased by approximately 1.8% or $0.1 million, to $5.7 million for the 1999 Quarter compared to $5.6 for the 1998 Quarter. Gross margin increased slightly to 37.5% for the 1999 Quarter from 37.1% for the 1998 Quarter.

     The increase in gross profit is attributable to the increased sales volume. The slight increase in gross margin is due to efficiencies gained through operating leverage on the higher sales volume.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("S,G&A") expenses decreased 23.5% to $1.3 million for the 1999 Quarter compared to $1.7 million for the 1998 Quarter. S,G&A expenses as a percent to sales decreased to 8.4% in the 1999 Quarter from 11.5% for the 1998 Quarter.

     The decrease in selling, general and administrative expenses were a result of lower contingent compensation accruals, and slightly lower commission costs. The improvement in the percentage of S,G&A expenses to sales reflects the decreased overall costs.

NON-RECURRING EXPENSE

     There was no non-recurring expense recorded in the 1999 Quarter. For the 1998 Quarter, the non-recurring expense was attributable to a $1.3 million financing fee.

EARNINGS FROM OPERATIONS

     Operating earnings increased 73.1% or $1.9 million to $4.5 million for the 1999 Quarter compared to $2.6 million for the 1998 Quarter. Operating margins increased to 29.1% in the 1999 Quarter from 17.4% for the 1998 Quarter.

     The increase in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the increase in gross profit, lower S,G&A expenses and the absence of the non-recurring expense in the 1999 Quarter.

OTHER EXPENSE, NET

     Other expense, net (which is predominantly net interest expense) increased 8.3% or $0.2 million to $2.6 million in the 1999 Quarter compared to $2.4 million in the 1998 Quarter. The $0.2 million increase was primarily attributable to interest expense incurred on additional indebtedness and partially offset by increased interest income in the 1999 Quarter. The Company has $102.3 million of indebtedness as of December 26, 1998 compared to $92.1 million at December 27, 1997.

NET EARNINGS

     Net earnings increased by approximately $1.0 million to $1.1 million for the 1999 Quarter from $0.1 million in the 1998 Quarter.

     The increase in net earnings was primarily attributable to the increase in earnings from operations in the 1999 Quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


COMPARISON OF THE NINE MONTHS ENDED DECEMBER 26, 1998 ("1999 PERIOD") TO THE NINE MONTHS ENDED DECEMBER 27, 1997 ("1998 PERIOD")

NET SALES

     The Company's net sales increased by approximately 9.7% or $4.5 million to $50.7 million for the 1999 Period compared to sales of $46.2 million for the 1998 Period.

     This increase was attributable to increasing demand in all product lines. The Company experienced moderate growth in its aerospace, industrial and petrochemical products. Net non-automotive shipments increased approximately 6.7% in the 1999 Period compared to the 1998 Period. Based on current order volume, the Company expects weakness in the aerospace, industrial process control and petrochemical markets in the next two quarters.

     On the automotive side, unit shipments of airbag initiator products increased significantly due to increased volumes on existing programs and the development of some new programs. The Company's airbag initiator shipments to its largest customer, Special Devices, Inc. ("SDI") increased 21.5% for the 1999 Period compared to the 1998 Period. This increased volume was mostly offset by a price reduction effected under a supply agreement with SDI. The agreement with SDI was effective October 1, 1997 and expires on December 31, 2000. Unit shipments of initiator products to other automotive customers increased significantly during the 1999 Period. Overall, revenue from all automotive shipments increased approximately 14.9% in the 1999 Period compared to the 1998 Period.

GROSS PROFIT

     Gross profit increased by approximately 10.1% or $1.8 million, to $19.7 million for the 1999 Period compared to $17.9 for the 1998 Period. Gross margin increased slightly to 38.9% for the 1999 Period from 38.7% for the 1998 Period.

     The increase in gross profit is attributable to the increased sales volume. The gross margin as a percent to sales was relatively unchanged in the 1999 Period compared to the 1998 Period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("S,G&A") expenses decreased by approximately 8.3% to $5.5 million for the 1999 Period compared to $6.0 million for the 1998 Period. S,G&A expenses as a percent to sales decreased to 10.8% in the 1999 Period from 13.1% for the 1998 Period.

     The decrease in selling, general and administrative expenses were a result of lower contingent compensation accruals, and slightly lower commission costs. The improvement in the percentage of S,G&A expenses to sales reflects the decreased overall costs.

NON-RECURRING EXPENSE

     There was no non-recurring expense recorded in the 1999 Period. For the 1998 Period, the non-recurring expense was attributable to a $1.3 million financing fee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


EARNINGS FROM OPERATIONS

     Operating earnings increased 34.0% or $3.6 million to $14.2 million for the 1999 Period compared to $10.6 million for the 1998 Period. Operating margins increased to 28.1% in the 1999 Period from 22.9% for the 1998 Period.

     The significant increase in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the increase in gross profit, lower S,G&A expenses and the absence of the non-recurring expense.

OTHER EXPENSE, NET

     Other expense, net (which is predominantly net interest expense) increased 4.1% or $0.3 million to $7.7 million in the 1999 Period compared to $7.4 million in the 1998 Period. The $0.3 million increase was attributable to interest expense incurred on additional indebtedness and partially offset by increased interest income in the 1999 Period. The Company has $102.3 million of indebtedness as of December 26, 1998 compared to $92.1 million at December 27, 1997.

NET EARNINGS

     Net earnings increased by approximately $3.1 million to $4.0 million for the 1999 Period from $0.9 million in the 1998 Period.

     The significant increase in net earnings was primarily attributable to the increase in earnings from operations in the 1999 Period.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $1.7 million for the 1999 Period compared to $3.7 million for the 1998 Period. The decrease of $2.0 million was primarily attributable to an increase in estimated income tax payments and an increase in working capital requirements.

     Net cash used in investing activities was $1.5 million for the 1999 Period compared to $3.4 million for the 1998 Period. The $1.9 million decrease was primarily attributable to an expenditure in the 1998 Period of $2.2 million for the acquisition of a business.

     Net cash used in financing activities was $0.5 million for the 1999 Period compared to $2.1 million provided in the 1998 Period. The $0.5 million used in the 1999 Period resulted from approximately $0.7 million of principal repayments on existing debt partially offset by $0.2 million provided by proceeds from the sale of stock.

     As of December 26, 1998, the Company's outstanding indebtedness is $102.3 million. The Company has a Revolving Credit Facility up to $20.0 million and is collateralized by accounts receivable and inventories. At December 26, 1998 there was $15.5 million available under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility may be used for general and other corporate purposes. To date, the Company has not used any amounts under the Revolving Credit Facility.

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

     Capital expenditures for fiscal 1999 are expected to focus on investments in management information systems, equipment to expand manufacturing capacity in machining, glass production, sealing and plating, as well as automation equipment to lower production costs on the high volume production lines. Expected capital expenditures within fiscal 1999 are approximately $7.0 million and will be financed through working capital, the Revolving Credit Facility and a mortgage on the newly acquired El Monte property.

YEAR 2000 ISSUE

     The Year 2000 readiness issue, which is common to most businesses, arises from the inability of information systems, and other time and date sensitive products and systems to properly recognize and process date-sensitive information or system failures. Assessments of the potential cost and effects of Year 2000 issues vary significantly among businesses, and it is extremely difficult to predict the actual impact. Recognizing this uncertainty, management is continuing to actively analyze, assess and plan for various Year 2000 issues across its business. The products manufactured by the Company do not have issues related to Year 2000 functionality.

     The Year 2000 issue has an impact on both information technology ("IT") systems and non-IT systems, such as manufacturing systems and physical facilities including, but not limited to, security systems and utilities. Although management believes that a majority of the Company's IT systems are Year 2000 ready, such systems still have to be tested for Year 2000 readiness. The Company is replacing or upgrading those systems that are identified as non-Year 2000. Certain IT systems previously identified as non-Year 2000 compliant are being upgraded or replaced which should be complete by June 30, 1999. Non-IT system issues are more difficult to identify and resolve. The Company is actively identifying non-IT Year 2000 issues concerning its physical facility locations. As non-IT areas are identified, management formulates the necessary actions to ensure minimal disruption to its business processes. Although management believes that its efforts will be successful and the costs will be insignificant to its consolidated financial position and results of operations, management also recognizes that any failure or delay could cause a potential negative impact.

     Independent of the Company's efforts to prepare for Year 2000 readiness, the Company has purchased and is implementing a new management information system. This new system is Year 2000 compliant and is scheduled to be operational in mid 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


     This filing contains statements that are "forward looking statements", and includes, among other things, discussions of the Company's business strategy and expectations concerning market position, future operations, margins, profitability, liquidity, capital resources and Year 2000 issues. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, including general economic conditions, regulatory changes and competition, many of which are outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward looking statements made by the Company ultimately prove to be accurate.

PART II - OTHER INFORMATION

Items 1 through 5 are omitted as they are not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:  12 - Computation of ratio of earnings to fixed charges

          (b)  Reports on Form 8-K  -  Not applicable



                                   SIGNATURES


                                    HCC INDUSTRIES INC.


DATED:  February 9, 1999           s/s  Andrew Goldfarb
        ----------------           -------------------------------------
                                   President and Chief Executive Officer


DATED:  February 9, 1999           s/s  Christopher H. Bateman
        -----------------          ------------------------
                                   Vice President and Chief Financial Officer