Form 10-K
period 1999-04-03
HCC INDUSTRIES INC /DE/
filed 1999-07-02
CIK 316884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                               -------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                        For the fiscal year ended: April 3, 1999

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
 (State or other jurisdiction of                           (I.R.S. Employer
 corporation or organization)                              Identification No.)

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


Registrant's Common Stock, outstanding at April 3, 1999 was 135,495 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Documents referenced on Exhibits Index, which begins on page 48.

                               HCC INDUSTRIES INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K


                  CAPTION                                                                                PAGE

PART I

         Item 1.    -      BUSINESS..............................................                         3
         Item 2.    -      PROPERTIES............................................                        11
         Item 3.    -      LEGAL PROCEEDINGS.....................................                        11
         Item 4.    -      SUBMISSION OF MATTERS TO A VOTE OF
                           SECURITY HOLDERS......................................                        14

PART II

         Item 5.    -      MARKET FOR THE REGISTRANT'S COMMON
                           EQUITY AND RELATED STOCKHOLDER MATTERS................                        14
         Item 6.    -      SELECTED FINANCIAL DATA...............................                        15
         Item 7.    -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS............................................                        15
         Item 7a.  -       QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RATE RISK................................                        21
         Item 8.    -      FINANCIAL STATEMENTS AND SUPPLEMENTAL
                           DATA..................................................                        22
         Item 9.    -      CHANGES IN AND DISAGREEMENTS WITH
                           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                           DISCLOSURE............................................                        41

PART III

         Item 10.   -      DIRECTORS AND EXECUTIVE OFFICERS OF THE
                           REGISTRANT............................................                        41
         Item 11.   -      EXECUTIVE COMPENSATION................................                        42
         Item 12.   -      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT.................................                        46
         Item 13.  -       CERTAIN RELATIONSHIPS AND RELATED
                           TRANSACTIONS..........................................                        47

PART IV

         Item 14.   -      EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                           AND REPORTS ON FORM 8-K...............................                        48

SIGNATURES.......................................................................                        51

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

         On February 14, 1997, pursuant to a Stock Purchase and Sale Agreement (the "Recapitalization Agreement") dated as of December 23, 1996, the Company, certain members of management, Windward Capital Associates, L.P. ("Windward") and certain affiliates of Windward (collectively, with Windward, the "Windward Group") and Metropolitan Life Insurance Company ("MetLife") completed a recapitalization of the Company (the "Recapitalization"). The Windward Group is a group of related entities which make merchant banking investments pursuant to certain program agreements. In connection with the Recapitalization, among other things: (i) the Company entered into Credit Facilities, consisting of: (a) a $10,000,000 five year Revolving Credit Facility, (b) a $30,000,000 five year Tranche A Term Loan and (c) a $30,000,000 six and one-half year Tranche B Term Loan; (ii) the Company issued $19,300,000, net of discount, in subordinated notes to the Windward Group and MetLife along with 8,614 shares of common stock and certain contingent anti-dilution warrants for an aggregate purchase price of $22,500,000; (iii) the Company purchased a portion of the shares of Common Stock (at $370 per share) beneficially owned by the selling stockholders for $87,500,000, including certain transaction expenses, in cash and $5,000,000 in contingent subordinated notes; (iv) the Windward Group purchased 87,721 shares of Common Stock (at $370 per share) from the Company for $32,500,000 in cash; and (v) the Company repaid certain of its outstanding indebtedness. In accounting for the recapitalization, no fair value adjustments were made to the book value of the Company's assets and no goodwill was recognized. On March 28, 1998, $2,500,000 of the contingent subordinated notes vested upon achievement by the Company of certain operating performance thresholds. On that date, the Company recorded a $2,500,000 charge to equity to reflect additional purchase price associated with the shares purchased in the Recapitalization.

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

         On June 20, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Connector Industries of America, a glass-to-metal sealing company. The purchase price was $2,100,000 paid in cash. The transaction was accounted for as an asset purchase. In conjunction with the acquisition, the Company assigned $1,372,000 to intangibles which will be amortized over a 14 year period on a straight line basis.

         The demand for the Company's products is largely dependent on the automotive and aerospace industries. Sales to Special Devices Inc. ("SDI"), the Company's largest customer, accounted for approximately 35% of the Company's consolidated sales for the fiscal year ended April 3, 1999. Sales to the Company's ten largest customers accounted for approximately 50% of consolidated sales during the 1999 fiscal year. Approximately 70% of the Company's consolidated sales for fiscal 1999 were to customers with which the Company had contractual agreements, sole source relationships, letters of intent or long-term purchase orders. A substantial portion of these business relationships are informal and certain of the Company's contractual arrangements may be terminated at will. In the past, SDI has attempted to find such second source suppliers and to secure a license from the Company to produce GTMS products internally. In early 1997, SDI announced its intention to internally produce 100,000 glass-to-metal seal units per week in partial substitution of the units supplied to SDI by the Company. The Company shipped a weekly average of approximately 1,000,000 units to SDI during fiscal 1999. On March 18, 1999, the Company signed a new supply agreement with SDI through the year 2002. The new agreement provided for price concessions to SDI in consideration of a two year contract extension.

         The Company's sales have grown at a compound annual growth rate of 11% over the last five years. While a substantial portion of the Company's growth over the last several years has come from sales to the automotive industry, particularly hermetically sealed connectors for use in airbag initiators, the Company has also recognized consistent growth in its sales of GTMS products to the aerospace, petrochemical and general industrial markets. The Company believes this has been the result of its commitment to customer service, development of close working relationships with many of its customers and the value-added nature of its products.

COMPETITIVE STRENGTHS

         The Company believes that it has the following competitive strengths:

         LONG-TERM CUSTOMER RELATIONSHIPS. Many of the Company's customers, including SDI, have been customers for over ten years. The Company believes that both automotive and aerospace OEMs continue to seek long-term partnerships with fewer core suppliers. The Company's relationships are strengthened by the fact that many of its arrangements with its customers provide for the Company to act as the sole source of supply for the customer. The Company estimates that approximately 70% of the Company's consolidated sales for fiscal year 1999 were from contractual agreements, sole source relationships, letters of intent or long-term purchase orders.

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

         DIVERSE PRODUCTS AND CUSTOMERS. The Company has a diverse customer base, with sales of numerous product variations to approximately 1,200 customers in fiscal 1999. Over the past several years, the Company has recognized consistent growth in sales of GTMS products to the automotive, aerospace and general industrial markets.

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

         The Company sells its products to four principal industries: (i) the automotive parts industry for use in airbag initiators, automotive crash sensors, seat belt pretensioners, climate control devices and anti-lock braking systems; (ii) the aerospace industry for use primarily in commercial and military aviation and electronics; (iii) general industry for use primarily in process control, and other industrial, medical and telecommunications applications; and (iv) the petrochemical industry, for use primarily in oil and gas downhole analysis equipment.


AUTOMOTIVE

         The Company provides GTMS products used in initiators for airbag devices. At present, each airbag device requires at least one initiator (the device that deploys the airbag). The automotive airbag industry has undergone dynamic growth over the recent past stemming from increased consumer demand for automotive safety devices and federal regulations requiring such devices. Regulations adopted by the National Highway Traffic Safety Administration require that airbags be the automatic frontal crash protection system used for both the driver and front passenger in 100% of all passenger automobiles, light trucks and vans manufactured for sale in the U. S. after August 31, 1998.

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


CUSTOMERS AND APPLICATIONS

         In the past year, the Company has sold products to over 1,200 customers. The Company's ten largest customers accounted for approximately 50% of net sales for fiscal year 1999. The Company's largest customer, SDI (a manufacturer of airbag initiators), represented approximately 35% of consolidated sales for the fiscal year ended April 3, 1999.

         Approximately 70% of the Company's consolidated sales for fiscal year 1999 were to customers with which the Company had contractual agreements, sole source relationships, letters of intent or long-term purchase orders. The Company only begins to manufacture products upon receipt of a purchase order. The Company's relationship with SDI includes a contract expiring December 31, 2002 to produce approximately 75% of SDI's GTMS for its initiators provided the Company maintains pricing and quality which are generally equivalent to or better than other suppliers. The Company believes that it currently provides nearly all of SDI's GTMS components. In early
1997, SDI announced its intention to internally produce 100,000 glass-to-metal seal units per week in partial substitution of the glass-to-metal seal units supplied to SDI by the Company. Currently, the Company expects SDI to continue to work toward their internal production goal.

         The following table sets forth the Company's principal end-user markets, certain applications for its products and certain of the Company's customers in fiscal year 1999.




End Markets                   Automotive                     Aerospace                       Industrial/Petrochemical
-----------                   ----------                     ---------                       ------------------------

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

Customers*:                   SDI                            Allied Signal/Honeywell         Druck, Ltd.
                              NCS Pyrotechnie                Rosemount Aerospace             Power Conversion, Inc.
                              Keystone                       Hamilton Sundstrand             Foxboro
                              Takata                         Raytheon                        Schlumberger
                              Teledyne                       Eaton                           Halliburton
                                                                                             Kemet
                                                                                             Sprague
                                                                                             Baker-Hughes
                                                                                             Omni Rel


Specific example of
product application:          Airbag initiator               Temperature Sensors             High pressure electrical
                                                                                             bulkheads for down-hole use
                                                                                             (oil exploration)


What the product does:        Electric current flows         Passes electric current         Carries electrical signals
                              from crash sensor through      from sensors that detect        between geological
                              initiator to begin             excessive heat and/or fire      formation measurement tools
                              inflation of the airbag.       in aircraft                     and sensors.

Result:                       Airbag is inflated in          Warning signal and              Allows precise measurement
                              approximately 6 to 14          automatic release of fire       of geology while protecting
                              milliseconds                   retardant                       sensitive equipment from
                                                                                             extreme heat and pressure.



* Other than SDI, all of the customers listed represented individually less than 4% of the Company's consolidated sales for fiscal year 1999.

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

         The Company utilizes Statistical Process Control ("SPC"), Design Failure Mode Effects Analysis, Process Failure Mode Effects Analysis and a strict adherence to complete manufacturing documentation in order to manufacture high quality products for internal use as well as external customer sales. The Company believes that its knowledge and use of these procedures give the Company a competitive advantage. Hermetic, Glasseal and Sealtron are ISO 9001 registered. The ISO 9001 registration, an international standard of quality, should facilitate business expansion in Europe.


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


BACKLOG

         As of April 3, 1999, the Company had a backlog of $26.9 million compared to $33.9 million as of March 28, 1998. The Company sells a majority of its products pursuant to contractual agreements, sole source relationships, letters of intent or long-term purchase orders, each of which may permit early termination by the customer. However, due to the specialized, highly engineered nature of the Company's product, it is not practical in many cases for customers to shift their business to other suppliers without incurring significant switching and opportunity costs.


EMPLOYEES

         At April 3, 1999, the Company had approximately 800 employees, substantially all of whom were located in the United States. None of the Company's employees is subject to a union contract. The Company considers its relations with its employees to be excellent.


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



                  Location                                       Owned/Leased           Square Feet

                  Rosemead, CA................................       Owned                37,000
                  El Monte, CA................................       Owned*              110,000
                  Lakewood, NJ................................       Owned                50,000
                  Reading, OH.................................       Owned                37,000

* On May 22, 1998, the Company purchased the facility located in El Monte, California consisting of real property and an industrial building of approximately 110,000 square feet of which approximately 22,000 square feet is leased to an unrelated party.


ITEM 3 - LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

ROSEMEAD, CALIFORNIA

         REGIONAL GROUNDWATER CONTAMINATION. A portion of the San Gabriel Valley in which the Rosemead facility is located was designated by the EPA as a federal Superfund site in 1984. To facilitate cleanup and improve administration of the site, the EPA subdivided the valley into seven geographically distinct "operable units". The Company has been named as a potentially responsible party ("PRP") under CERCLA for the El Monte Operable Unit. The El Monte Operable Unit underlies the City of El Monte and portions of the Cities of Temple City and Rosemead and has boundaries which are defined roughly by the extent of known solvent contamination in the shallow groundwater. If the Rosemead facility contributed to the regional contamination, such contribution is in connection with alleged spills of the degreasing solvent tetracholoroethylene (PCE) during the period from the 1950's until sometime in the mid-1980's when the Company stopped using this solvent.

         Many other companies are believed to be contributors to the groundwater contamination in the El Monte Operable Unit. The Company and 18 other such companies have formed the Northwest El Monte Community Task Force (the "Task Force") to undertake the investigation of the remediation, to identify other potential contributors and potentially to undertake required remediation. In March of 1995, the Task Force entered into a Consent Administrative Order with the EPA to perform a Remedial Investigation and Feasibility Study (RI/FS) of the operable unit. The RI/FS which began in October of 1995 was originally scheduled for 90 weeks. It presently appears that the RI/FS process will not be complete before July 1999. The RI/FS costs of approximately $2.4 million to date have been funded with about one-quarter of the costs coming from governmental entities and the balance paid pursuant to a confidential interim allocation agreement of Task Force members. The interim agreement with respect to the allocation of RI/FS expenses is not binding on any of the participants regarding the allocation of remediation expenses.

         ON-SITE/SOIL AND GROUNDWATER CLEANUP COSTS. In addition to the Operable Unit Remediation costs, the Company has voluntarily undertaken both on-site soil and groundwater remediation. In 1995, the Company installed a soil vapor extraction system. The system has been operational for approximately 46 months and although it is not possible to determine how long it will take to complete the remediation, to date the remediation system has removed over 90% of contaminants in the soil.

         The Company has installed a groundwater extraction system in conjunction with a neighboring facility. This system extracts contaminated water from the shallow aquifer and pumps the water for use in our neighbor's manufacturing process prior to discharge to the municipal sanitary sewer. The system has been operational since August 1996 and is designed to capture contaminated groundwater from under the Company's property before it impacts the regional groundwater flow. Although the system has been successful, it is premature to determine how long it will be needed to remediate the groundwater to acceptable levels, or if the operation of the system will be discontinued and replaced with a regional groundwater remediation program. The Company estimates the ongoing operating and maintenance costs for this system to be $30,000 per year.

         The Company believes that its financial liability with respect to regional groundwater contamination may be substantially reduced by acting on its own initiative to commence early remediation of groundwater contamination under its property.



AVON, MASSACHUSETTS

         The Company's facility in Avon, Massachusetts, currently inactive, was purchased in 1985 and operated as its Hermetite facility until August of 1989 at which time all equipment was removed. Subsequent to its closure, the Company identified significant levels of solvents in the groundwater. Subsurface investigations have delineated a plume of contaminants extending from the facility, beneath a neighboring property and into a town public water supply wellfield about 800 feet to the southeast of the property. Since the discovery of contaminants in 1991, the level of contaminants at the facility has decreased. Despite the fact that contaminants continue to move toward the wellfield, the levels at the well field remain within acceptable drinking water standards.

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

         Pursuant to this procedure, the Company, through its licensed consultants, designed a pump and treat remediation system which is intended to capture the contaminants before they reach the town wells. In July 1996, the program was approved by the Massachusetts Department of Environmental Protection. The system has been designed so that its capacity can be expanded to clean the site in less time if desired by increasing the number of extraction wells. The initial cost of the system and the first year of operation and maintenance was $116,000. Construction of the system has been completed and the system is operational. To accelerate the cleanup, the Company recently installed additional extraction wells closer to the source area and expects to have the additional remediation system operational by September 1999. The Company estimates that the cleanup could take 10 to 20 years at an ongoing operating and maintenance cost of $35,000 per year.

REMEDIATION

         It is not presently possible to determine definitively the ultimate cost to the Company for regional groundwater remediation in Rosemead. Such a definitive determination cannot be made until (i) the completion of the RI/FS, and the subsequent selection and approval by regulatory authorities of a remediation strategy and program, if any, which may not be complete for twenty-four to thirty-six months and (ii) an agreement among Task Force members is reached regarding the Company's allocable share of remediation liability. Similarly, it is not presently possible to determine definitively the ultimate cost for remediation at the Avon site. Based on the analysis of environmental engineering consultants, the Company believes its present value cost exposure at both sites to be somewhere between $2 million and $10 million. Based upon the analysis of such environmental engineering consultants, the Company established a $10 million accrual as of March 29, 1997, prior to accounting for taxes, in respect of all such environmental matters.

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

         There are other various claims and legal proceedings against the Company relating to its operations in the normal course of business, none of which the Company believes will be material to its financial position and results of its operations. The Company currently maintains insurance coverage for product liability claims. There can be no assurance that coverage under insurance policies will be adequate to cover any future product liability claims against the Company. In addition, product liability insurance coverage is expensive, difficult to maintain and may be unobtainable in the future on acceptable terms.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II



ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Not Applicable

ITEM 6  -  SELECTED FINANCIAL DATA

         The following selected consolidated financial information for each of the five fiscal years ended April 1, 1995, March 30, 1996, March 29, 1997, March 28, 1998 and April 3, 1999 has been derived from the audited consolidated financial statements of the Company. The information presented below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes thereto appearing elsewhere herein (in thousands).



                                         April 1,     March 30,     March 29,    March 28,     April 3,
                                          1995          1996          1997         1998          1999
                                        --------     ---------    ---------      --------     ---------
STATEMENT OF OPERATIONS DATA:
Net sales                               $  40,307    $  52,207    $  56,683      $ 64,561     $  67,701
Cost of goods sold                         25,423       32,562       35,729        38,922        41,361
                                        ---------    ---------    ---------      --------     ---------
Gross profit                               14,884       19,645       20,954        25,639        26,340
Selling, general and
   administrative expenses                  6,274        9,107        9,308         8,552         7,213
Non-recurring expense(1)                       --           --       10,000         1,250            --
                                        ---------    ---------    ---------      --------     ---------
Earnings from operations                    8,610       10,538        1,646        15,837        19,127
Interest and other income                     136          279          479           510           755
Interest expense                           (1,715)      (1,924)      (2,946)      (10,327)      (11,190)
Other expense(2)                           (1,369)          --           --            --            --
                                        ---------    ---------    ---------      --------     ---------

Earnings (loss) before taxes, and
  extraordinary item                        5,662        8,893         (821)        6,020         8,692
Taxes (benefit) on earnings (loss)          1,810        3,230         (293)        2,406         3,325
                                        ---------    ---------    ---------      --------     ---------

Earnings (loss) before extraordinary
  item                                      3,852        5,663         (528)        3,614         5,367
Extraordinary loss, net of tax(3)              --           --       (1,186)         (986)           --
                                        ---------    ---------    ---------      --------     ---------

Net earnings (loss)                     $   3,852    $   5,663    $  (1,714)     $  2,628     $   5,367
                                        =========    =========    =========      ========     =========


BALANCE SHEET DATA (AT PERIOD END)
Total assets                            $  27,061    $  33,668    $ 116,141      $ 62,860     $  70,368
Working capital                             5,541       10,387        7,594        16,883        22,079
Long-term debt, less
   current portion                          9,846        9,811       78,916        98,201       102,043
Stockholders' equity (deficit)              9,197       14,885      (53,340)      (56,940)      (51,372)
Dividends declared                            ---          ---          ---           ---           ---

(1) Represents $10.0 million non-recurring expense for environmental remediation for fiscal 1997 and $1.3 million non-recurring expense for financial advisory fee for fiscal 1998.
(2) Represents loss on sale of real property.
(3) Represents loss on retirement of debt, net of tax benefit.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table and discussion should be read in conjunction with the information contained in the consolidated financial statements and notes thereto of the Company appearing elsewhere herein. Unless otherwise stated, all references to years means the Company's fiscal year ending April 3, 1999 (1999), March 28, 1998 (1998) and March 29, 1997 (1997), respectively.

RESULTS OF OPERATIONS (IN MILLIONS)

                                          1999       Percent       1998        Percent      1997       Percent
                                          ----       -------       ----        -------      ----       -------
Net sales                                $67.7      100.0%        $64.6        100.0%       $56.7      100.0%
Gross profit                              26.3       38.9%         25.6         39.7%        21.0       37.0%
Selling, general and administrative
     expenses                              7.2       10.7%          8.5         13.2%         9.3       16.4%
Non-recurring expense                      -          0.0%          1.3          1.9%        10.0       17.6%
Earnings from operations                  19.1       28.3%         15.8         24.5%         1.6        2.9%
Other income/(expense)                   (10.4)     (15.4%)        (9.8)       (15.2%)       (2.5)      (4.4%)
Extraordinary loss (1)                     -          0.0%         (1.0)        (1.5%)       (1.2)      (2.1%)
Net earnings (loss)                       $5.4        7.9%         $2.6          4.1%       ($1.7)      (3.0%)

(1) Represents extraordinary loss on retirement of debt, net of tax benefit.


COMPARISON OF THE FISCAL YEAR ENDED 1999 WITH 1998

NET SALES

         The Company's net sales increased by approximately 4.8% or $3.1 million to $67.7 million for 1999 compared to sales of $64.6 million for 1998. The increase was primarily due to increasing demand in automotive products. Unit shipments of airbag initiator products continued its year over year significant volume increase. Shipments on existing programs and the development of some new programs resulted in an overall 29% increase in unit shipments. This increased volume was partially offset by both a price reduction effected under a new supply agreement with the Company's largest customer, Special Devices, Inc. ("SDI") and a change in the mix of automotive products. Overall, revenue from automotive shipments increased approximately 7.4% in 1999 compared to 1998. The new agreement with SDI was effective March 18, 1999 and expires on December 31, 2002. SDI is currently relocating their primary manufacturing facility and, as a result, the Company expects a decrease in unit shipments to SDI until such move is completed and the facility is fully operational.

         On the non-automotive side, sales to existing aerospace, industrial process control, and petrochemical customers increased slightly in 1999. Net non-automotive shipments increased by approximately 3.3% in 1999 compared to 1998. Most of the increase was recognized in the first six months of fiscal 1999. Based on current order volume, the Company expects near term declines in the aerospace, industrial process control and petrochemical sales.

GROSS PROFIT

         Gross profit increased by approximately 2.7% or $0.7 million, to $26.3 million for 1999 compared to $25.6 million for 1998. Gross margin decreased to 38.9% for 1999 from 39.7% for 1998.

         The increase in gross profit was attributable to the increased sales volume. The decrease in gross margin was primarily attributable to price concessions on automotive products that have exceeded the Company's ability to reduce its production costs. Raw material prices have remained stable in both periods. The Company continued to invest in its manufacturing operations to increase its capacity, vertical integration and automation on high volume lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("S,G&A") expenses decreased by approximately 15.7% or $1.3 million to $7.2 million for 1999 compared to $8.5 million for 1998. S,G&A expenses as a percent to sales decreased to 10.7% in 1999 from 13.2% for 1998.

         The $1.3 million decrease in S,G&A expenses reflects a $1.9 million reduction in contingent compensation costs in 1999 compared to 1998. The reduction in contingent compensation costs was partially offset by increased legal expenses associated with an abandoned business acquisition and an approximate 5% increase in other administrative costs. Selling expenses were flat for 1999 compared to 1998 as the higher sales volume was driven from non-commissioned sales. The improvement in the percentage of S,G&A expenses to sales reflects the increased growth in net sales and the reduction of certain contingent compensation charges partially offset by increased legal and administrative expenses.

EARNINGS FROM OPERATIONS

         Operating earnings increased $3.3 million to $19.1 million for 1999 compared to $15.8 million for 1998. The increase in operating earnings and operating margin was primarily attributable to the $0.7 million increased gross profit , the $1.3 million reduction in non-recurring expenses, and lower S,G&A expenses in 1999 compared to 1998.

OTHER EXPENSE, NET

         Other expense, net increased $0.6 million to $10.4 million in 1999 from $9.8 million for 1998. This increase was attributable to the increased interest expense associated with additional indebtedness incurred in 1998 from the Subordinated Notes due Selling Shareholders and Subordinated Bonus Notes which was largely offset by higher interest income on invested cash balances. The Company had $103.2 million of debt as of April 3, 1999 compared to $99.1 million at March 28, 1998.

NET EARNINGS

         Net earnings increased by approximately $2.8 million to $5.4 million for 1999 from $2.6 million in 1998. The increase in net earnings was primarily attributable to the increase in earnings from operations (discussed above), partially offset by the increase in net interest expense in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $7.0 million for 1999 compared to $8.7 million for 1998. The decrease of $1.7 million was primarily attributable to increased net earnings (discussed above) and which was more than offset by an increase in working capital requirements.

         Net cash used in investing activities was $2.2 million for 1999 compared to $3.9 million for 1998. The $1.7 million decrease was primarily attributable to the $2.2 million acquisition of Connector Industries of America in June 1997 and partially offset by increased capital expenditures.

         As of April 3, 1999, the Company's outstanding indebtedness is $103.2 million, consisting of $90.0 million principal amount of the senior subordinated notes and $13.2 million of other borrowings. The Company amended the Revolving Credit Facility ("the Agreement") subsequent to its debt offering to augment its liquidity requirements by increasing the size of the facility to $20.0 million. Borrowings under the Agreement may be used for general and other corporate purposes. The Agreement provides for interest on outstanding balances at the bank's prime rate plus 1-1/4% and is collateralized by accounts receivable and inventories of the Company. At April 3, 1999 there was $15,500,000 available under the Agreement. The Agreement includes covenants requiring maintenance of certain financial ratios. At April 3, 1999 and March 28, 1998 there were no borrowings outstanding under the Agreement.

         The Company has a current Capital Lease Line of $3.0 million for financing manufacturing equipment expiring June 30, 1999. The agreement provides for three year or five year terms with interest at 2.00% above the bank's index rate. The bank's index rate is the U.S. Treasury Note bond-equivalent yield per annum corresponding to the average life of the lease. At April 3, 1999 and March 28, 1998, there was $3.8 million and $3.5 million, respectively, outstanding under the capital leases, respectively.

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

         Capital expenditures for fiscal 2000 are expected to focus on vertical integration with investments in equipment to expand manufacturing capacity in machining, glass production, sealing and plating, as well as automation equipment to lower production costs on the high volume production lines. Expected capital expenditures for fiscal 2000 are approximately $3.0 million and will be financed through working capital and the Capital Lease Line.

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

         The Year 2000 issue has an impact on both information technology ("IT") systems and non-IT systems, such as manufacturing systems and physical facilities including, but not limited to, security systems and utilities. Although management believes that a majority of the Company's IT systems are Year 2000 ready, such systems still have to be tested for Year 2000 readiness. The Company is replacing or upgrading those systems that are identified as non-Year 2000 compliant. Certain IT systems previously identified as non-Year 2000 compliant are being upgraded or replaced which should be complete by August 31, 1999. Non-IT system issues are more difficult to identify and resolve.

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

         Independent of the Company's efforts to prepare for Year 2000 readiness, the Company has purchased and is implementing a new management information system. This new system is Year 2000 compliant and was placed into service on April 4, 1999.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". For the fiscal years ended April 3, 1999, March 28, 1998 and March 29, 1997, the Company had no comprehensive income components as defined in SFAS No. 130.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The adoption of this standard did not result in any additional reporting requirements for the Company.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules are likely to be required for the Company's fiscal year ending 2002. The Company does not believe that the new standard will have any impact on the Company's financial statements.

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

ITEM 7A  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates on long-term debt obligations that impact the fair value of these obligations. At April 3, 1999 the carrying value of our fixed-rate long-term debt approximated its fair value.

         The table below presents the principal amounts and weighted-average interests rates for our outstanding fixed-rate debt by year of scheduled maturities to evaluate the expected cash flows and sensitivity to interest rate change (in thousands of dollars):

     Expected                          Fixed               Average
     Maturity                          Rate             Interest Rate
     --------                          -----            -------------
         2000                         $1,125                10.6%
         2001                          6,559                10.6%
         2002                          1,952                10.6%
         2003                            621                10.7%
         2004                            148                10.7%
         2005 and thereafter          92,763                10.7%
                                     -------                -----

         Total                       103,168                10.6%
                                     -------                -----
                                     -------                -----

ITEM 8  -  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO FINANCIAL STATEMENTS                                               Page

Report of Independent Accountants                                             23

Consolidated Balances Sheets as of April 3, 1999 and
  March 28, 1998                                                              24

Consolidated Statements of Earnings for the years ended
  April 3, 1999, March 28, 1998 and March 29, 1997                            25

Consolidated Statements of Stockholder's Equity (Deficit) for the years ended
  April 3, 1999, March 28, 1998 and
  March 29, 1997                                                              26

Consolidated Statements of Cash Flows for the years ended
  April 3, 1999, March 28, 1998 and March 29, 1997                            27

Notes to Consolidated Financial Statements                                    28

Schedule II - Valuation and Qualifying Accounts                               40

All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements, the notes thereto, is not applicable, or not required.

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
HCC Industries Inc. and Subsidiaries
Rosemead, California


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HCC Industries Inc. and Subsidiaries at April 3, 1999 and March 28, 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 3, 1999 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
June 25, 1999

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                    APRIL 3,        MARCH 28,
                                                                                      1999            1998
                                                                                    --------        --------
CURRENT ASSETS:
    Cash and cash equivalents                                                       $  17,395        $  13,441
    Trade accounts receivable, less allowance for
       doubtful accounts of $46 at April 3, 1999
       and $40 at March 28, 1998                                                        9,834           10,136
    Inventories                                                                         4,370            4,610
    Prepaid and deferred income taxes                                                     293              260
    Other current assets                                                                  468              416
                                                                                    ---------        ---------

              Total current assets                                                     32,360           28,863

PROPERTY, PLANT AND EQUIPMENT, NET                                                     19,153           14,617

OTHER ASSETS:
    Intangible assets                                                                   5,352            5,643
    Deferred financing costs                                                            3,108            3,532
    Deferred income taxes                                                               4,275            4,192
    Restricted cash                                                                     6,120            6,013
                                                                                    ---------        ---------

              TOTAL ASSETS                                                          $  70,368        $  62,860
                                                                                    ---------        ---------
                                                                                    ---------        ---------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Current portion of long-term debt                                               $   1,125        $     897
    Accounts payable                                                                    2,449            2,947
    Accrued liabilities                                                                 6,707            6,384
    Income taxes payable                                                              ---                1,752
                                                                                    ---------        ---------

                  Total current liabilities                                            10,281           11,980

LONG TERM LIABILITIES:
    Long-term debt, net of current portion                                            102,043           98,201
    Other long-term liabilities                                                         9,416            9,619
                                                                                    ---------        ---------
                                                                                      121,740          119,800
                                                                                    ---------        ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock; $.10 par value; authorized 550,000
       shares, issued and outstanding 135,495 shares at
       April 3, 1999 and 134,955 shares at March 28, 1998                                  14               13
    Additional paid-in capital                                                            200              ---
    Accumulated deficit                                                               (51,586)         (56,953)
                                                                                    ---------        ---------

TOTAL STOCKHOLDERS' DEFICIT                                                           (51,372)         (56,940)
                                                                                    ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $ 70,368         $  62,860
                                                                                    ---------        ---------
                                                                                    ---------        ---------

        The accompanying notes are an integral part of these consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)


                                                                                    FOR THE YEAR ENDED
                                                                      APRIL 3,        MARCH 28,          MARCH 29,
                                                                        1999            1998               1997
                                                                     --------         -----------       ------------
NET SALES                                                            $    67,701      $    64,561       $    56,683
Cost of goods sold                                                        41,361           38,922            35,729
                                                                     -----------      -----------       -----------

GROSS PROFIT                                                              26,340           25,639            20,954

Selling, general and administrative expenses                               7,213            8,552             9,308
Non-recurring expense                                                        ---            1,250            10,000
                                                                     -----------      -----------       -----------

EARNINGS FROM OPERATIONS                                                  19,127           15,837             1,646
                                                                     -----------      -----------       -----------

OTHER INCOME (EXPENSE):
     Interest and other income                                               755              510               479
     Interest expense                                                    (11,190)         (10,327)           (2,946)
                                                                     ------------     -----------       -----------

         Total other expenses, net                                       (10,435)          (9,817)           (2,467)
                                                                     ------------     -----------       -----------

EARNINGS (LOSS) BEFORE TAXES AND EXTRAORDINARY ITEM                        8,692            6,020              (821)
Taxes (benefit) on earnings (loss)                                         3,325            2,406              (293)
                                                                     -----------      -----------       -----------

Earnings (loss) before extraordinary item                                  5,367            3,614              (528)

Extraordinary loss on retirement of debt, net
     of tax benefit of $656 (1998) and $657 (1997)                           ---             (986)           (1,186)
                                                                     -----------      -----------       -----------

NET EARNINGS (LOSS)                                                  $     5,367      $     2,628       $    (1,714)
                                                                     -----------      -----------       -----------
                                                                     -----------      -----------       -----------

       The accompanying notes are an integral part of these consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                         COMMON STOCK      ADDITIONAL                        RETAINED            TOTAL
                                         ------------        PAID-IN           NOTE          EARNINGS        STOCKHOLDERS'
                                        SHARES   AMOUNT      CAPITAL        RECEIVABLE       (DEFICIT)      EQUITY(DEFICIT)
                                        ------   ------    ----------       ----------       ---------      ---------------


BALANCE, MARCH 30, 1996                  500      $  50       $ 1,757      $    (175)        $13,253          $  14,885

     Payment of note receivable          ---         ---          ---            175             ---                175

     Repurchases of stock               (453)       (46)      (38,637)           ---         (64,893)          (103,576)

     Sale of stock in recapitalization    97         10        36,880            ---             ---             36,890

     Net loss                            ---         ---          ---            ---          (1,714)            (1,714)
                                         ---      ------      -------      ---------         -------          ---------

BALANCE, MARCH 29, 1997                  144         14           ---            ---         (53,354)           (53,340)

     Repurchases of stock                 (9)        (1)          ---            ---          (6,227)            (6,228)

     Net earnings                        ---        ---           ---            ---           2,628              2,628
                                         ---      -----       -------      ---------         -------          ---------

BALANCE, MARCH 28, 1998                  135         13           ---            ---         (56,953)           (56,940)

     Sale of stock                       ---          1           200            ---             ---                201

     Net earnings                        ---         ---          ---            ---           5,367              5,367
                                         ---      ------      -------      ---------         -------          ---------

BALANCE, APRIL 3, 1999                   135      $  14       $   200      $     ---        $(51,586)         $ (51,372)
                                         ---      ------      -------      ---------        --------          ---------
                                         ---      ------      -------      ---------        --------          ---------


      The accompanying notes are an integral part of these consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            For The Year Ended
                                                                                  ---------------------------------------
                                                                                   April 3,      March 28,     March 29,
                                                                                     1999          1998          1997
                                                                                  --------       --------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                               $  5,367      $   2,628     $ (1,714)
Reconciliation of net earnings (loss) to net cash
   provided by operating activities:
     Depreciation                                                                    1,684          1,442        1,195
     Amortization                                                                      715            715          604
     Deferred income taxes                                                            (333)        (1,111)      (3,922)
     Extraordinary loss                                                                ---            986        1,186
     Non-recurring expense                                                             ---            ---       10,000
     Non-cash expense                                                                1,085          3,000          ---
Changes in operating assets and liabilities:
         Decrease (increase) in trade accounts receivable, net                         302         (2,853)         851
         Decrease (increase) in inventories                                            240             25         (323)
         (Increase) in other assets                                                   (159)           (91)      (6,161)
         Increase in accrued liabilities                                               120            810          260
         (Decrease) increase in accounts payable
           and income taxes payable                                                 (2,033)         3,120         (166)
                                                                                 ----------     ---------     --------

         Net cash provided by operating activities                                   6,988          8,671        1,810
                                                                                 ---------      ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                     (2,242)        (1,666)      (1,943)
     Business acquisition                                                              ---         (2,200)         ---
     Cash collected on notes receivable                                                ---            ---          175
                                                                                 ---------      ---------     --------

         Net cash used in investing activities                                      (2,242)        (3,866)      (1,768)
                                                                                 ----------     ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt                                             (993)       (80,607)     (22,489)
     Proceeds from issuance of long-term debt                                          ---         90,000       90,309
     Repurchases of stock                                                              ---         (3,728)     (33,331)
     Restricted cash due to selling shareholders                                       ---             --      (69,282)
     Deferred financing costs                                                          ---         (3,870)      (1,945)
     Sale of stock                                                                     201            ---       38,874
     Cost of recapitalization                                                          ---            ---       (1,984)
                                                                                 ---------      ---------     --------

         Net cash (used in)  provided by financing
              activities                                                              (792)         1,795          152
                                                                                 ----------     ---------     --------

Net increase in cash and cash equivalents                                            3,954          6,600          194

Cash and cash equivalents at beginning of period                                    13,441          6,841        6,647
                                                                                 ---------      ---------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  17,395      $  13,441     $  6,841
                                                                                 ---------      ---------     --------
                                                                                 ---------      ---------     --------
SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
     Capital lease obligations and mortgages                                     $   3,978      $   1,796     $  1,426
     Notes payable to stockholders                                                     ---          2,500          ---
     Bonus notes payable to employees                                                1,085          3,000          ---
     Due to selling stockholders                                                       ---            ---       70,245

      The accompanying notes are an integral part of these consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

General

HCC Industries Inc. and Subsidiaries ("HCC" or "Company") was incorporated in Delaware in 1985. HCC designs, manufactures and markets broad lines of state-of-the-art, high precision electronic connection devices known as hermetic seals. The Company's products are sold primarily in North America and Europe to the aerospace, energy, test and measurement and automotive industries.

On February 14, 1997, pursuant to a Stock Purchase and Sale Agreement (the "Recapitalization Agreement") dated as of December 23, 1996, the Company, certain members of management, Windward Capital Associates, L.P. ("Windward") and certain affiliates of Windward (collectively, with Windward, the "Windward Group") and Metropolitan Life Insurance Company ("MetLife") completed a recapitalization of the Company (the "Recapitalization"). The Windward Group is a group of related entities which make merchant banking investments pursuant to certain program agreements. In connection with the Recapitalization, among other things: (i) the Company entered into Credit Facilities, consisting of: (a) a $10,000,000 five year Revolving Credit Facility, (b) a $30,000,000 five year Tranche A Term Loan and (c) a $30,000,000 six and one-half year Tranche B Term Loan; (ii) the Company issued $19,300,000, net of discount, in subordinated notes to the Windward Group and MetLife along with 8,614 shares of common stock and certain contingent anti-dilution warrants ("Mezzanine Units") for an aggregate purchase price of $22,500,000; (iii) the Company purchased a portion of the shares of Common Stock (at $370 per share) beneficially owned by the selling stockholders for $87,500,000, including certain transaction expenses, in cash and $5,000,000 in contingent subordinated notes; (iv) the Windward Group purchased 87,721 shares of Common Stock (at $370 per share) from the Company for $32,500,000 in cash; and (v) the Company repaid certain of its outstanding indebtedness. In accounting for the recapitalization, no fair value adjustments were made to the book value of the Company's assets and no goodwill was recognized. The contingent subordinated notes vest upon achievement by the Company of certain operating performance thresholds or achievement by the Windward Group of certain investment performance thresholds. On March 28, 1998, upon vesting of the Contingent Subordinated Notes, the Company recorded a $2,500,000 charge to equity to reflect additional purchase price associated with the shares purchased in the Recapitalization as described in (iii) above.

In addition, in connection with the Recapitalization, a $6,000,000 interest bearing escrow account was established by the selling stockholders to fund certain contingencies and/or items specifically indemnified by the selling stockholders. The escrow account has been classified as restricted cash on the consolidated balance sheet. The restricted cash escrow balance was $6,120,000 at April 3, 1999 and $6,013,000 at March 28, 1998. Any funds remaining in this account upon satisfaction of conditions specified in the escrow agreement, will be paid to the selling stockholders.

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

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


On June 20, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Connector Industries of America, a glass-to-metal sealing company. The purchase price was $2,100,000 paid in cash. The transaction was accounted for as an asset purchase. In conjunction with the acquisition, the Company assigned $1,372,000 to intangibles which are being amortized over a 14 year period on a straight line basis.

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

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Accounts Receivable And Concentration Of Credit Risk

The Company grants uncollateralized credit to its customers who are located in various geographical areas. Estimated credit losses and returns have been provided for in the financial statements and, to date, have been within management's expectations. Sales to the Company's four largest customers accounted for 44% (1999), 42% (1998), and 43% (1997) of total sales. At April 3, 1999 and March 28, 1998, the four largest customers accounted for approximately 42% and 40% of total accounts receivable, respectively.

Sales to SDI were $24,642,000, $23,836,000, and $15,243,000 for the fiscal years 1999, 1998, and 1997, respectively. Accounts receivable from SDI as of April 3, 1999 and March 28, 1998 were $3,016,000 and $3,100,000, respectively.

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

Intangible Assets

The excess of purchase price over net assets acquired is amortized on a straight-line basis over the estimated useful lives of the respective assets of 14 to 40 years. Amortization expense was $291,000 (1999), $264,000 (1998), and $189,000 (1997). Accumulated amortization on the excess purchase price over net assets acquired was $2,249,000 and $1,958,000 as of April 3, 1999 and March 28, 1998.

Long-Lived Assets

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

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Stock Based Employee Compensation Awards

Statement of Financial Accounting Standards No. 123, "Accounting for the Awards of Stock-Based Compensation to Employees" ("SFAS No. 123") encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company has adopted the disclosure requirements of SFAS No. 123, which involves pro forma disclosure of net income under SFAS No. 123, detailed descriptions of plan terms and assumptions used in valuing stock option grants. The Company has chosen to continue to account for stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

Reclassifications

Certain reclassifications have been made to previously reported amounts to conform with the current year presentation.

Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". For the fiscal years ended April 3, 1999, March 28, 1998 and March 29, 1997 the Company had no comprehensive income components as defined in SFAS No. 130.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The adoption of this standard did not result in any additional reporting requirements for the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules are likely to be required for the Company's fiscal year ending 2002. The Company does not believe that the new standard will have any impact on the Company's financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.       INVENTORIES:

         Inventories consist of the following (in thousands):

                                                                      April 3,          March 28,
                                                                       1999               1998
                                                                     ---------        ------------
         Raw materials and component parts                           $   2,279        $     2,340
         Work in process                                                 2,091              2,270
                                                                     ---------        -----------

                                                                     $   4,370        $     4,610
                                                                     ---------        -----------
                                                                     ---------        -----------


3.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following (in thousands):


                                                                      April 3,          March 28,
                                                                       1999               1998
                                                                     ---------        ------------
         Land                                                        $   4,017        $     3,180
         Buildings and improvements                                      8,699              5,988
         Furniture, fixtures and equipment                              15,278             12,607
                                                                     ---------        -----------

                                                                        27,994             21,775
         Less accumulated depreciation                                  (8,841)            (7,158)
                                                                     ---------        -----------
                                                                     $  19,153        $    14,617
                                                                     ---------        -----------
                                                                     ---------        -----------

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


4        LONG-TERM DEBT:

         Long-term debt consists of the following (in thousands):

                                                                            April 3,         March 28,
                                                                             1999              1998
                                                                          -----------       ----------
         10 3/4% Senior Subordinated Notes - interest payable
         semi-annually; due May 15, 2007                                  $   90,000        $  90,000

         Subordinated Notes due Selling Shareholders -
         12% interest payable semi-annually; due March 28, 2001                2,500            2,500

         Subordinated Bonus Notes - 10% interest payable semi-annually;
         $3,000,000 due March 28, 2001 and
         $1,085,000 due April 3, 2002                                          4,085            3,000

         Term loans on land, building and improvements -
         8% interest payable monthly; due May 2008                             2,762               --


         Other                                                                 3,821            3,598
                                                                          ----------        ---------

                                                                             103,168           99,098
         Less current portion                                                  1,125              897
                                                                          ----------        ---------

                                                                          $  102,043        $  98,201
                                                                          ==========        =========


At April 3, 1999 and March 28, 1998, the prime rate was 7.75% and 8.50%, respectively.

In issuing the 10 3/4% Senior Subordinated Notes, the Company incurred $3,870,000 in deferred financing costs. These costs are being amortized using the straight-line method over the term of the respective notes. For the year ended April 3, 1999, the Company incurred amortization expense of $389,000 on the deferred financing costs. In accordance with SFAS No. 107 "Disclosure About Fair Value of Financial Instruments," the fair values of the Company's long-term debt has been established based on current rates offered to the Company for debt of the same remaining maturities. The carrying amounts of the Company's loans approximate their fair values.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Senior Subordinated Notes are redeemable at the option of the Company commencing on May 15 of the year set forth below at the redemption prices also set forth below:


                                                                  Redemption
                  Period                                             Price
                  ------                                          ----------
                  2002 ..........................................   105.375%
                  2003 ..........................................   103.583%
                  2004 ..........................................   101.792%
                  2005 and thereafter ...........................   100.000%


Minimum payments due under long-term debt as of April 3, 1999 are as follows (in thousands):


                  Fiscal
                   Year                                               Amount
                  ------                                              ------
                   2000                                            $   1,125
                   2001                                                6,559
                   2002                                                1,952
                   2003                                                  621
                   2004                                                  148
                   2005 and thereafter                                92,763
                                                                   ---------

                                                                  $  103,168
                                                                  ==========

Cash payments for interest were $10,752,000 (1999), $6,893,000 (1998) and
$2,241,000 (1997).


5.       LINES OF CREDIT:

The Company has a revolving credit facility agreement, as amended on May 6, 1997, (the "Agreement") of up to $20,000,000 expiring on February 14, 2002. The Agreement provides for interest on outstanding balances at the bank's prime rate plus 1-1/4% and is collateralized by accounts receivable and inventories of the Company. At April 3, 1999 there was $15,500,000 available under the Agreement. The Agreement includes covenants requiring maintenance of certain financial ratios. At April 3, 1999 and March 28, 1998 there were no borrowings outstanding under the Agreement.

The Company has a capital lease line of credit of $3,000,000 for financing manufacturing equipment expiring June 30, 1999. The agreement provides for three year or five year terms with interest at 2.00% above the bank's index rate. The bank's index rate is the U.S. Treasury Note bond-equivalent yield per annum corresponding to the average life of the lease. At April 3, 1999 and March 28, 1998 there were $3,821,000 and $3,532,000 in borrowings outstanding under the capital leases, respectively.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.       TAXES ON EARNINGS:

The components of income tax expense (benefit) consist of the following (in thousands):


                                                              1999            1998             1997
                                                           -----------      --------         -------
                  Current:
                      Federal                              $    3,090       $   2,392        $  2,484
                      State                                       568             469             488
                                                           ----------       ---------        --------
                                                                3,658           2,861           2,972
                                                           ----------       ---------        --------

                  Deferred:
                      Federal                                    (290)           (942)         (3,334)
                      State                                       (43)           (169)           (588)
                                                           ----------       ---------        ---------
                                                                 (333)         (1,111)         (3,922)
                                                           ----------       ---------        ---------

                                                           $    3,325       $   1,750        $   (950)
                                                           ==========       =========        =========

The Company's effective tax rate differs from the statutory federal income tax rate as follows:



                                                              1999             1998             1997
                                                           ----------        --------         -------
     Tax provision at the statutory rate                      34.0%           34.0%           (34.0%)
     Nondeductible expenses                                    1.0%            2.2%             2.7%
     State taxes, net of federal benefit                       4.0%            4.6%            (1.9%)
     Other                                                    (0.7%)          (0.8%)           (2.5%)
                                                           ----------        --------         -------
                                                              38.3%           40.0%           (35.7%)
                                                           ==========        ========        ========

The components of the net deferred taxes are as follows (in thousands):


                                                            April 3,          March 28,
                                                              1999               1998
                                                           ----------        -----------
     Deferred Tax Assets:
         Environmental liabilities                         $    3,766       $   3,848
         Accrued vacation and other                             1,862           1,460
                                                           ----------       ---------
                                                                5,628           5,308
     Deferred Tax Liabilities:
         Depreciation                                          (1,126)           (856)
                                                           ----------       ---------

     Deferred Tax Asset, net                               $    4,502       $   4,452
                                                           ==========       =========



Cash tax payments were $5,302,000 (1999), $859,000 (1998), and $4,454,000
(1997).

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.       CAPITAL STOCK:

The Company is authorized to issue an aggregate of 550,000 shares of common stock. These shares may be issued in four different classes (A, B, C or D shares) which differ only in voting rights per share as follows:

                                               Voting Rights
                       Class                     Per Share
                       ------                   -------------
                         A                           1
                         B                           1
                         C                          None
                         D                           10

The changes in each class of common shares for each of the three years in the period ended April 3, 1999 are as follows (in thousands):


                                                    Class of Common Stock
                                   -------------------------------------------------
                                        A                    B                  C                      D                 Total
                                                                                                                    --------------
                                             Par                  Par                 Par                   Par               Par
                                 Shares     Value     Shares     Value    Shares     Value      Shares     Value    Shares   Value
                                 ------     -----     ------     -----    ------     -----      ------     ------   -------  -----
Balance - March 30, 1996           500       $ 50                                                                      500   $ 50
   Repurchase of Stock
     (June 1996)                  (206)       (21)                                                                    (206)   (21)
   Repurchase of Stock
     (February 1997)              (246)       (25)                                                                    (246)   (25)
   Sale of Stock                    63          6        28      $  3        4         $ 1         1        $ --        96     10
                               -------        ----      ----      ----     ----        ----      ----        ----     ------  ----

Balance - March 29, 1997           111         10        28         3        4           1         1          --       144     14
   Repurchase of Stock              (8)        (1)       (1)       --       --          --        --          --        (9)    (1)
                               -------        ----      ----      ----     ----        ----      ----        ----     ------  ----

Balance - March 28, 1998           103          9        27         3        4           1         1          --       135     13
   Sale of Stock                    --          1        --        --       --          --        --          --        --      1
                               -------        ----      ----      ----     ----        ----      ----        ----     ------  ----

Balance - April 3, 1999            103       $ 10        27      $  3        4         $ 1         1        $ --       135   $ 14
                               =======        ====      ====      ====     ====        ====      ====        ====     ======  ====


The remaining 414,505 shares are undesignated as to class.

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

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company granted options to purchase 470, 470 and 18,160 shares of common stock for the years ended April 3, 1999, March 28, 1998 and March 27, 1997, respectively, with an exercise price equal to the fair value of common stock at the date of grant ($370.49 per share). At April 3, 1999 1,420 options were exercisable and options to purchase 4,062 shares of common stock remained available for grant.

The average fair value of each option granted was estimated on the date of grant to be $99 using the minimum value method with the following assumptions
(i) risk-free interest rate of 5.48%, 6.43% and 6.25% for fiscal 1999, 1998 and 1997, respectively, (ii) expected option life of 5 years, (iii) forfeiture rate of 0 and (iv) no expected dividends.

The Company has adopted the disclosure only provisions of SFAS No. 123. For the years ended April 3, 1999 and March 28, 1998, had the Company recognized compensation expense in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", net earnings would have been $5,135,000 and $2,406,000, respectively. For the year ended March 29, 1997, due to the limited time period for which stock options were outstanding, there was no significant difference between the Company's net loss and the pro forma net loss.


8.       EMPLOYEE BENEFIT PLANS:

In 1993, the Company adopted the HCC Savings and Investment Plan (the "Plan") which covers all eligible full-time employees. The Company established the Plan to meet the requirements of a qualified retirement plan pursuant to the provisions of Section 401(k) of the Internal Revenue Code. The Plan provides participants the opportunity to make tax deferred contributions to a retirement trust account in amounts up to 15% of their gross wages. The Company has elected to make matching contributions in amounts that may change from year to year. The Company contributed $536,000 (1999), $466,000 (1998) and $480,000 (1997) in matching contributions to the Plan.

In connection with the Recapitalization, the Company adopted a bonus plan (the "Bonus Plan"), pursuant to which the Company will grant Bonus Units (each representing an interest in the bonus pool of $6.0 million) to certain key employees. The Bonus Units are awarded by a committee of the Board of Directors of the Company. On April 3, 1999 and March 28, 1998, $1.1 million and $3.0 million of Bonus Units became vested, respectively. Vested contingent bonuses become due and payable on the third anniversary of the applicable vesting date and will bear interest at 10% per annum (payable semi-annually in arrears) from each applicable vesting date until paid in full.


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

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

In fiscal 1997, the Company with the help of independent consultants, determined a range of estimated costs of $9,000,000 to $11,000,000 associated with the various claims and assertions it faces. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 20 years as of April 3, 1999. These estimates are based partly on progress made in determining the magnitude of such costs, experience gained from sites on which remediation is ongoing or has been completed, and the timing and extent of remedial actions required by the applicable governmental authorities. As a result, the Company accrued $10,000,000 in fiscal 1997 for existing estimated environmental remediation and other related costs which the Company believes to be the best estimate of the liability. As of April 3, 1999, the accrual for estimated environmental costs was $9,416,000.

Claims for recovery of costs already incurred and future costs have been asserted against various insurance companies. The Company has neither recorded any asset nor reduced any liability in anticipation of recovery with respect to such claims made.

The Company believes its accrual is adequate, but as the scope of its obligations becomes more clearly defined, this accrual may be modified and related charges against earnings may be made.

Pursuant to the Recapitalization Agreement, the Selling Group has agreed to indemnify the Company with respect to the after-tax costs of contingent environmental and other liabilities, subject to a cap for all indemnified liabilities of $30 million. Pursuant to the Recapitalization Agreement, a $6.0 million interest bearing escrow account was established by the selling stockholders (the "Deferred Amount") to secure indemnity claims of the Company and others, including with respect to environmental liabilities. Any environmental costs, net of tax benefit, are expected to be funded from the escrow account. Actual expenditures for environmental remediation for each of the three years in the period ended April 3, 1999 were $203,000 (1999), $381,000 (1998) and $297,000 (1997).

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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


10.      RELATED PARTY TRANSACTIONS:

For the year ended April 3, 1999 the Company paid a total of $152,000 in fees to Windward Capital Partners consisting of an annual management fee of $125,000 and expenses totaling $27,000. For the year ended March 28, 1998 the Company paid a total of $1,466,000 in fees to Windward Capital Partners consisting of a non-recurring financial advisory fee of $1,250,000, an annual management fee of $125,000 and expenses totaling $91,000.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                        ADDITIONS--
                                                           BALANCE        CHARGED        DEDUCTIONS--
                                                             AT          TO COSTS       UNCOLLECTIBLE       BALANCE
                                                          BEGINNING         AND           ACCOUNTS          AT END
                                                           OF YEAR       EXPENSES        WRITE OFFS         OF YEAR
                                                          ---------     ------------    -------------       -------
1999
     Allowance for doubtful accounts                      $     40        $      6       $     --          $     46
                                                          =========      ==========      ===========      =========

1998
     Allowance for doubtful accounts                      $     40        $     --       $     --          $     40
                                                          =========      ==========      ===========      =========

1997
     Allowance for doubtful accounts                      $     40       $       4       $        4        $     40
                                                          =========      ==========      ===========      =========

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


Name                                       Age                              Position
-----                                     -----                            ---------
Andy Goldfarb                              51             Chairman, President and Chief Executive Officer of HCC
Christopher H. Bateman                     47             Director, Vice President and Chief Financial Officer of HCC
Richard Ferraid                            43             Director of HCC and President of Glasseal
Robert H. Barton III                       65             Director of HCC
Gary L. Swenson                            61             Director of HCC
Noel E. Urben                              61             Director of HCC
Robert Rau                                 61             Director of HCC
Thomas J. Sikorski                         38             Director of HCC
John M. Leonis                             65             Director of HCC
Fred Hauser                                62             Director of HCC


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

     Mr. Ferraid joined the Company in 1992 and has served in various capacities and currently serves as the President of Glasseal. Mr. Ferraid became a director of the Company in February 1997 following the consummation of the Recapitalization. Mr. Ferraid previously worked at Electrical Industries, a competitor of the Company. Mr. Ferraid has 20 years of experience in the GTMS industry.

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

     Mr. Urben was elected a director of HCC in February 1997 following the consummation of the Recapitalization. Mr. Urben has been a Senior Managing Director at Windward Capital Partners, L.P. since 1995, and prior to that he was the President and a director at BT Capital Corporation. Mr. Urben currently serves on the Board of Directors of Tycom Corporation, J. L. French Automotive Castings, Inc. and Pressure Systems, Inc. Mr. Urben resigned as a director of HCC on April 4, 1999.

     Mr. Rau was elected a director of HCC in July 1998. Mr. Rau recently retired as President of the Aerostructures Group and is a member of the Board of Directors of The BFGoodrich Company. Prior to its merger with BFGoodrich, Mr. Rau was President and Chief Executive Officer of Rohr, Inc. from 1993 to 1997. Before joining Rohr, he was an Executive Vice President of Parker Hannifin Corporation. In addition, Mr. Rau is a member of the Board of Governors of the Aerospace Industries Association, a past Chairman of the General Aviation Manufacturers Association and a member of the Board of Trustees of Whittier College.

     Mr. Sikorski was elected a director of HCC in February 1997 following the consummation of the Recapitalization. Mr. Sikorski has been a Managing Director of Windward Capital Partners, L.P. since its founding in 1994. Prior to joining Windward Capital Partners, L.P., Mr. Sikorski was Director of Private Equity Investments at MetLife from 1992 to 1994 and prior to that was a Vice President in the leveraged Buyout Group at the First Boston Corporation from 1986 to 1992. Mr. Sikorski currently serves on the Board of Directors of Furr's Supermarkets, Inc., DCV Holdings, Inc. and Palace Entertainment, Inc. Mr. Sikorski is Mr. Swenson's son-in-law.

     Mr. Leonis was elected a director of HCC in July 1997. Mr. Leonis retired as Chairman of the Board of Directors of Litton Industries, Inc. in March 1999. Mr. Leonis worked at Litton Industries in various capacities for over 36 years. Mr. Leonis currently serves as a member of the Board of Directors of the Los Angeles World Affairs Council and Town Hall.

     Mr. Hauser was elected a director of HCC in April 1999. Mr. Hauser retired from Metropolitan Life Insurance Company in 1997 as Senior Vice President and Corporate Controller after 39 years with the company. Mr. Hauser has served as a director of METMOR, MetLife's mortgage banking operations, and MetLife Securities, a broker dealer. Mr. Hauser currently serves on the board of the New York chapter of the Financial Executives Institute, an organization of Chief Financial Officers, Treasurers and Controllers of major corporations, and was its President in 1993-1994.


ITEM 11  -  EXECUTIVE COMPENSATION

         The following table sets forth the total value of compensation received by the Chief Executive Officer and the two most highly compensated executive officers, other than the Chief Executive Officer, who served as executive officers of the Company as of April 3, 1999, (collectively with the Chief Executive Officer, the "Named Executive Officers") for services rendered in all capacities to the Company for the year ended April 3, 1999.


                         SUMMARY COMPENSATION TABLE (1)



                                                                                     LONG-TERM
                                                                                   COMPENSATION -
                                                                                     NUMBER OF
                                                          ANNUAL COMPENSATION         SECURITIES
                                              FISCAL      -------------------         UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION                    YEAR       SALARY          BONUS        OPTIONS           COMPENSATION(2)
---------------------------                    -----      ------          -----      -----------         --------------
Andrew Goldfarb                                1999     $ 308,045     $  105,000         --             $ 29,697
    Chairman of the Board of Directors         1998     $ 301,725     $  105,000         --             $ 22,491
    Chief Executive Officer and                1997     $ 462,467     $       --         --             $ 25,319
    President of HCC

Christopher Bateman                            1999     $ 205,418     $   20,000         --             $ 24,033
    Chief Financial Officer and                1998     $ 201,150     $   20,000         --             $ 24,070
    Vice President of HCC                      1997     $ 200,575     $       --      3,195             $ 20,108

Richard Ferraid                                1999     $ 205,418     $   40,000         --             $ 13,608
    President of Glasseal                      1998     $ 201,150     $   40,000         --             $ 13,608
                                               1997      $200,000     $   75,000      3,590             $ 13,608


 (1) None of the executive officers has received perquisites the value of which exceeded the lesser of $50,000 or 10% of the salary and bonus of such executive officer.
 (2) For 1999 all other compensation included the following amounts: Mr. Goldfarb, $6,000 of Company contributions into the Company's 401(k) plan, $2,713 for automobile allowance and $20,984 for allocated life insurance; Mr. Bateman, $6,000 for Company contributions into the Company's 401(k) plan, $17,337 for automobile allowance and $696 for allocated life insurance; Mr. Ferraid, $6,000 for Company contributions into the Company's 401(k) plan, $7,200 for automobile allowance and $408 for allocated life insurance.

                             GRANTS OF STOCK OPTIONS

         There were no options granted to the named executive officers and no options were exercised by the named executive officers for the fiscal year ended April 3, 1999.

         The following table sets forth information concerning the value of unexercised options held by the Named Executive Officers. The Named Executive Officers did not exercise any options during the fiscal year ended April 3, 1999.



                                                               OPTIONS OUTSTANDING AT APRIL 3, 1999
                                                               ------------------------------------
                                                      NUMBER OF SHARES                 VALUE OF UNEXERCISED
                                                       UNDER OPTION -                        OPTIONS -
                                                        EXERCISABLE/                       EXERCISABLE/
NAME                                                    UNEXERCISABLE                     UNEXERCISABLE
-----                                                   --------------                  -------------------
Christopher Bateman                                      244 / 2,952                       $ - / $ - (1)
Richard Ferraid                                          244 / 3,346                       $ - / $ - (1)

---------------------------------------
(1) There is no public market for the Company's stock. The fair market value of a share of Common Stock is assumed to be equal to the exercise price per share of the options held by the Named Executive Officers.

EMPLOYMENT AGREEMENTS

     In February 1997, Andrew Goldfarb entered into an employment agreement with HCC (the "Employment Agreement"). Pursuant to the Employment Agreement, Mr. Goldfarb will be employed by HCC until April 1, 2000 provided that HCC may terminate Mr. Goldfarb by reason of disability, death or for good cause (as defined in the Employment Agreement). Upon termination by the Company for reasons other than death, disability or good cause, Mr. Goldfarb will be entitled to receive salary, bonus and benefits for the remainder of the term. Following the date of any termination (other than by death) HCC has sole discretion to retain Mr. Goldfarb as an exclusive consultant for a term of three years (the "Consulting Period") in exchange for a consulting fee equal to 50% of base salary. The agreement provides for a base salary to be determined in accordance with HCC's policies and an annual bonus contingent on certain performance-based criteria. Pursuant to the terms of the agreement, Mr. Goldfarb, during the term of the Employment Agreement and the Consulting Period may not solicit customers of the Company, engage in business with any competing entity or induce any other employee of the Company to leave his or her employment with the Company.

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

     The Management Performance Options and Director Performance Options were granted subject to a vesting schedule providing for 50% of each series of options to vest upon a Change of Control in which the Windward Group realizes a 30% compounded annual rate of return on its aggregate equity investment in the Company and the remaining 50% of each series of options vesting upon a Change of Control in which Windward Group realizes a 40% compounded annual rate of return on its aggregate equity investment in the Company. As of April 3, 1999, 18,825 options have been granted under the Option Plan which entitle the holders to purchase upon vesting 18,825 shares of Common Stock at an exercise price of $370.49 per share. An additional 4,062 options may be granted under the Option Plan.

CONTINGENT BONUS PLAN

     In connection with the Recapitalization, HCC adopted the Bonus Plan, pursuant to which the Company will grant Bonus Units (each representing an interest in the bonus pool of $6.0 million) to certain key employees (the "Participants"). The Bonus Units will be awarded by a committee of the Board of Directors of HCC formed to administer the Bonus Plan. On April 3, 1999 and March 28, 1998, $1.1 million and $3.0 million of Bonus Units became vested, respectively. In addition, if the Company completes an IPO or a Sale Event within 30 months of March 31, 1997 any unvested contingent bonuses will vest in their entirety and become redeemable at par if (a) the equity market capitalization of the Company is greater than $175.0 million for 20 consecutive trading days subsequent to the IPO (but prior to 30 months from March 31, 1997) or if the equity valuation in the sale (after certain specified adjustments) is greater than $175.0 million. Vested contingent bonuses become due and payable on the third anniversary of the applicable vesting date and will bear interest at 10% per annum (payable semi-annually in arrears) from each applicable vesting date until paid in full.

     Pursuant to the Bonus Plan, all of an employee's Bonus Units terminate immediately when such employee ceases to be employed by the Company, unless such employment ceases due to such employees' death or disability, in which case such employee will be vested in a portion of such employee's Bonus Units.

DIRECTOR COMPENSATION

     Each of Messrs. Barton, Leonis, Rau and Hauser receive an annual fee of $20,000. In addition, Messrs. Barton, Leonis and Rau were granted 695, 470 and 470 stock options, respectively, of which 215, 150 and 150, respectively, are subject to a vesting schedule that generally provides for each option to vest 20% per year over five years (25% over four years for Mr. Rau) commencing on the first anniversary of the date of grant if the Company attains specified annual or cumulative earnings targets set forth in the Option Plan and the remaining options vest upon a change in control in which the Windward Group realized specified annual rates of return on its equity investment in the Company as defined in the Option Plan. All options automatically vest on the seventh anniversary of the date of grant regardless of whether the performance criteria are achieved. All options have an exercise price equal to the fair value of the common stock at the date of grant ($370.49 per share).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In fiscal 1999, the Company had no compensation committee and compensation matters were handled exclusively by Mr. Goldfarb, Chief Executive Officer and Chairman of the Board of Directors of HCC.

ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table lists all shares of HCC's Common Stock as of April 3, 1999, beneficially owned by each director of HCC, each executive officer of HCC and each person known by the Company to beneficially own more than 5% of such outstanding shares of Common Stock at such date. The table also reflects the percentage of the shares owned beneficially by all executive officers and directors of HCC as a group. Share numbers and percentages in the table are rounded to the nearest whole share. As of April 3, 1999 there were 135,495 shares of Common Stock of HCC outstanding.



                                                                   Number of
Name and Address                                                   Shares of
of Beneficial Owners                                              Common Stock*               Percent
--------------------                                              --------------             --------
Windward/Park HCC, L.L.C.(a)(b)                                     53,836                    39.7%
Windward/Merban, L.P.(a)(b)                                         10,767                     8.0%
Windward/Merchant, L.P.(a)(b)                                       21,535                    15.9%
Windward Capital Associates, L.P.(a)(b)(c)                          87,721                    64.7%
Windward Capital Associates, Inc.(b)(c)                             87,721                    64.7%
Gary Swenson(b)(d)(e)                                               87,721                    64.7%
Thomas J. Sikorski(b)(e)                                                --                     **
Noel E. Urben(b)(e)                                                     --                     **
Robert Barton                                                           --                     **
John M. Leonis(f)                                                      270                     0.2%
Robert Rau(g)                                                          270                     0.2%
Andrew Goldarb(h)(j)                                                30,453                    22.5%
Christopher Bateman(h)(i)                                            9,173                     6.8%
Richard Ferraid(h)(i)                                                3,558                     2.6%

All directors and executive officers of the Company
as a group (7 persons)(i)(k)                                        43,724                    32.3%

-----------
* HCC's common equity is divided into four separate classes of Common stock, par value $.10 per share: (i) Class A Common Stock with one vote per share,
     (ii) Class B Common Stock with one vote per share, (iii) Class C Common Stock with no voting rights, except as required by applicable state law and
     (iv) Class D Common Stock with 10 votes per share. Except for voting rights, all the common equity of the Company have identical economic terms. Other than Windward/Merban, L.P. and Windward/Merchant, L.P., all other stockholders of HCC own Class A Common Stock. See note (a) below.
**   Less than 1.0%

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

(e) Messrs. Swenson, Sikorski and Urben are limited partners of Windward Capital Associates, L.P. None of Messrs. Swenson, Sikorski and Urben, in their capacities as limited partners of Windward Capital Associates, L.P., has or shares voting or investment power with Windward Capital Associates, L.P. with respect to the Common Stock owned by Windward Capital Associates, L.P. (f) Includes 270 shares of Common Stock owned by the Leonis Family 1989 Inter Vivos Family Trust dated March 6, 1989.

(g) Includes 270 shares of Common Stock owned by the Rau Family Trust dated December 14, 1984.

(h) The business address of such person(s) is c/o HCC Industries, Inc., 4232 Temple City Blvd., Rosemead, CA 91770-1592.

(i) Excludes outstanding options to purchase shares of Common Stock of which 244 and 244 are exercisable at March 28, 1998 for Mr. Bateman and Mr. Ferraid, respectively.

(j) Includes 27,753 shares of Common Stock owned by the Andrew and Denise Goldfarb Revocable Trust of 1995. Also includes 1,350 shares of Common Stock owned by the Jessica Anne Goldfarb Irrevocable Trust and the 1,350 shares of Common Stock owned by the Rebecca Goldfarb Irrevocable Trust of which Mr. Goldfarb's brother is the trustee. Mr. Goldfarb disclaims beneficial ownership of the share of Common Stock owned by such trusts.

(k)  Excludes shares of Common Stock referred to in notes (d) and (e) above.


ITEM 13  -    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the year ended April 3, 1999 the Company paid a total of $152,000 in fees to Windward Capital Partners consisting an annual management fee of $125,000 and expenses totaling $27,000. For the year ended March 28, 1998 the Company paid a total of $1,466,000 in fees to Windward Capital Partners consisting of a non-recurring financial advisory fee of $1,250,000, an annual management fee of $125,000 and expenses totaling $91,000.

                                     PART IV


ITEM 14  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:


                                                                                              Page Reference
                                                                                                 Form 10-K
     (a)(1)   FINANCIAL STATEMENTS

              Report of Independent Accountants                                                     23

              Consolidated Balance Sheets at April 3, 1999 and March 28, 1998                       24

              Consolidated Statements of Earnings for each of the three years ended
                   April 3, 1999, March 28, 1998 and March 29, 1997                                 25

              Consolidated Statements of Stockholders' Equity for each of the three years
                   April 3, 1999, March 28, 1998 and March 29, 1997                                 26

              Consolidated Statements of Cash Flows for each of the three years ended April 3, 1999, March 28, 1998 and March 29, 1997 27

              Notes to Financial Statements                                                         28


     (a)(2)   FINANCIAL STATEMENT SCHEDULES

              Schedule II - Valuation and Qualifying Accounts                                       40

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

     (a)(3)   EXHIBITS

     Regulation S-K Exhibit
     Table Reference
     ---------------

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

10.5 Contingent Bonus Plan of HCC Industries Inc., dated as of February 14, 1997. (1)

10.6  Form of Contingent Bonus Plan Award Agreement. (1)

10.7 Employment Agreement, dated as February 14, 1997, by and between the Company and Andrew Goldfarb. (1)

10.10 Financial Advisory Services Agreement, dated as of February 14, 1997, by and between Windward Capital Partners, L.P. and the Company. (1)

10.11 Letter Agreement, dated February 14, 1997 from the Company to Windward Capital Partners, L.P., related to fees. (1)

10.12 Purchase Agreement, dated May 1, 1997, by and among the Company, the Subsidiary Guarantors and Credit Suisse First Boston Corporation and Furman Selz LLC, as Initial Purchasers. (1)

12.   RATIO OF EARNINGS TO FIXED CHARGES.

12.1 Statement regarding the computation of ratio of earnings to fixed charges for the Company.

21.   SUBSIDIARIES

21.1  Subsidiaries of the Company. (1)

27.   Financial Data Schedule.

-------------
(1) Previously filed under the same exhibit number as an exhibit to Registration Statement on Form S-4 (File No. 333-32207) and incorporated herein by reference.

(a)(4) REPORTS ON FORM 8-K

       None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Rosemead, State of California, on June 25, 1999.

                                        HCC INDUSTRIES INC.



                                        By: /s/ Andrew Goldfarb
                                           -----------------------------
                                                Andrew Goldfarb
                                           Chairman, President and
                                           Chief Executive Officer


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



              Signature                                     Title                              Date
       /s/ Andrew Goldfarb                      Chairman, President and Chief              June 25, 1999
------------------------------------                 Executive Officer
           Andrew Goldfarb                      (Principle Executive Officer)


   /s/ Christopher H. Bateman                    Director, Vice President and               June 25, 1999
------------------------------------               Chief Financial Officer
       Christopher H. Bateman                   (Principle Financial Officer)
                                                     Principal Accounting
                                                           Officer)


    /s/ Robert H. Barton, III
------------------------------------                      Director                         June 25, 1999
        Robert H. Barton, III


   /s/  Richard Ferraid                                   Director                         June 25, 1999
-----------------------------------
        Richard Ferraid


   /s/  Fred Hauser                                       Director                         June 25, 1999
------------------------------------
        Fred Hauser


  /s/   John M. Leonis                                    Director                         June 25, 1999
------------------------------------
        John M. Leonis


  /s/   Robert H. Rau                                     Director                         June 25, 1999
------------------------------------
        Robert H. Rau


  /s/   Thomas J. Sikorski                                Director                         June 25, 1999
------------------------------------
        Thomas J. Sikorski


  /s/   Gary L. Swenson                                   Director                         June 25, 1999
------------------------------------
        Gary L. Swenson
