Form 10-Q
period 1999-07-03
HCC INDUSTRIES INC /DE/
filed 1999-08-17
CIK 316884

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                               -------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JULY 3, 1999

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


 Registrant's Common Stock, outstanding at August 17, 1999 was 135,495 shares.

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    HCC INDUSTRIES INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                   ASSETS

                                                                                     JULY  3,         APRIL 3,
                                                                                       1999             1999
                                                                                    ---------        ---------
CURRENT ASSETS:                                                                    (UNAUDITED)
    Cash and cash equivalents                                                       $  14,914        $  17,395
    Trade accounts receivable, less allowance for
       doubtful accounts of $55 at July 3, 1999
       and $40 at March 28, 1998                                                        8,699            9,834
    Inventories                                                                         4,168            4,370
    Prepaid and deferred income taxes                                                     734              293
    Other current assets                                                                  699              468
                                                                                    ---------        ---------
              Total current assets                                                     29,214           32,360

PROPERTY, PLANT AND EQUIPMENT, NET                                                     19,713           19,153

OTHER ASSETS:
    Intangible assets                                                                   5,280            5,352
    Deferred financing costs                                                            3,013            3,108
    Deferred income taxes                                                               4,275            4,275
    Restricted cash                                                                     6,199            6,120
                                                                                    ---------        ---------
              TOTAL ASSETS                                                          $  67,694        $  70,368
                                                                                    ---------        ---------
                                                                                    ---------        ---------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Current portion of long-term debt                                               $   1,122        $   1,125
    Accounts payable                                                                    2,889            2,449
    Accrued liabilities                                                                 4,038            6,707
                                                                                    ---------        ---------

                  Total current liabilities                                             8,049           10,281

LONG TERM LIABILITIES:
    Long-term debt, net of current portion                                            102,305          102,043
    Other long-term liabilities                                                         9,402            9,416
                                                                                    ---------        ---------
                                                                                      119,756          121,740
                                                                                    ---------        ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock; $.10 par value; authorized 550,000
       shares, issued and outstanding 135,495 shares                                       14               14
    Additional paid-in capital                                                            200              200
    Accumulated deficit                                                               (52,276)         (51,586)
                                                                                    ---------        ---------
TOTAL STOCKHOLDERS' DEFICIT                                                           (52,062)         (51,372)
                                                                                    ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $ 67,694         $  70,368
                                                                                    ---------        ---------
                                                                                    ---------        ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                         Three Months Ended
                                                                                    --------------------------
                                                                                      July 3,         June 27,
                                                                                       1999             1998
                                                                                    ----------       ---------
NET SALES                                                                           $   12,218       $  18,246

Cost of goods sold                                                                       9,146          10,933
                                                                                    ----------       ---------
GROSS PROFIT                                                                             3,072           7,313

Selling, general and administrative expenses                                             1,569           2,088
                                                                                    ----------       ---------
EARNINGS FROM OPERATIONS                                                                 1,503           5,225
                                                                                    ----------       ---------
OTHER INCOME (EXPENSE):
  Interest and other income                                                                192             177
  Interest expense                                                                      (2,827)         (2,722)
                                                                                    ----------       ---------
            Total other expense, net                                                    (2,635)         (2,545)

Earnings (loss) before taxes                                                            (1,132)          2,680
Taxes (benefit) on earnings (loss)                                                        (442)          1,049
                                                                                    -----------      ---------

NET EARNINGS (LOSS)                                                                 $     (690)      $   1,631
                                                                                    -----------      ---------
                                                                                    -----------      ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   For The Three Months Ended
                                                                             ----------------------------------
                                                                               July 3,                June 27,
                                                                                1999                    1998
                                                                             -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                          $      (690)           $     1,631
Reconciliation of net earnings (loss) to net cash
   provided by operating activities:
     Depreciation                                                                    484                    395
     Amortization                                                                    167                    168
     Deferred income taxes                                                          (441)                   ---
Changes in operating assets and liabilities:
         Decrease in trade accounts receivable, net                                1,135                    308
         Decrease (increase) in inventories                                          202                   (128)
         (Increase) in other assets                                                 (310)                   (94)
         (Decrease) in accrued liabilities                                        (2,683)                (2,103)
         Increase (decrease) in accounts payable and income
              taxes payable                                                          440                   (764)
                                                                             -----------            ------------
         Net cash used in operating activities                                    (1,696)                  (587)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                     (508)                  (871)
                                                                             -----------            -----------
         Net cash used in investing activities                                      (508)                  (871)
                                                                             -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt                                           (277)                  (231)
                                                                             -----------            -----------
         Net cash used in financing activities                                      (277)                  (231)
                                                                             -----------            -----------
Net (decrease) in cash and cash equivalents                                       (2,481)                (1,689)
Cash and cash equivalents at beginning of period                                  17,395                 13,441
                                                                             -----------            -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $    14,914            $    11,752
                                                                             -----------            -----------
                                                                             -----------            -----------

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
     Capital lease obligations and mortgages                                         536                  3,145

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  July 3, 1999


1.       INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements of HCC Industries Inc. and Subsidiaries (the "Company"), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Interim financial statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that the accompanying interim financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended April 3, 1999. Operating results for the three month period ended July 3, 1999 are not necessarily indicative of the operating results for the full fiscal year.


2.       INVENTORIES:

         Inventories consist of the following (in thousands):

                                                                      July 3,             April 3,
                                                                       1999                 1999
                                                                     --------             --------
         Raw materials and component parts                           $  2,023             $  2,279
         Work in process                                                2,145                2,091
                                                                     --------             --------
                                                                     $  4,168             $  4,370
                                                                     --------             --------
                                                                     --------             --------

3.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following (in thousands):

                                                                      July 3,             April 3,
                                                                       1999                 1999
                                                                     --------             --------
         Land                                                        $  4,017             $   4,017
         Buildings and improvements                                     8,699                 8,699
         Furniture, fixtures and equipment                             16,322                15,278
                                                                     --------             ---------
                                                                       29,038                27,994
         Less accumulated depreciation                                 (9,325)               (8,841)
                                                                     --------             ---------
                                                                     $ 19,713             $  19,153
                                                                     --------             ---------
                                                                     --------             ---------

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  July 3, 1999

4. LONG-TERM DEBT:

         Long-term debt consists of the following (in thousands):

                                                                            July 3,          April 3,
                                                                             1999              1999
                                                                          ----------        ---------
         10 3/4% Senior Subordinated Notes - interest payable
         semi-annually; due May 15, 2007                                  $   90,000        $  90,000

         Subordinated Notes due Selling Shareholders -
         12% interest payable semi-annually; due March 28, 2001                2,500            2,500

         Subordinated Bonus Notes - 10% interest payable semi-annually;
         $3,000,000 due March 28, 2001 and
         $1,085,000 due April 3, 2002                                          4,085            4,085

         Term loans on land, building and improvements -
         8% interest payable monthly; due may 2008                             2,762            2,762

         Other                                                                 4,080            3,821
                                                                          ----------        ---------
                                                                             103,427          103,168
         Less current portion                                                  1,122            1,125
                                                                          ----------        ---------
                                                                          $  102,305        $ 102,043
                                                                          ----------        ---------
                                                                          ----------        ---------

5.       CAPITAL STOCK:

The Company is authorized to issue an aggregate of 550,000 shares of common stock. These shares may be issued in four different classes (A, B, C or D shares) which differ only in voting rights per share. At July 3, 1999, the 135,495 outstanding shares of common stock were designated as follows:

                                     Shares                                      Voting Rights
                  Class            Outstanding                 Amount              Per Share
                  -----            -----------               ----------          -------------
                    A                103,193                 $   11,000                 1
                    B                 27,506                      3,000                 1
                    C                  4,316                        ---               None
                    D                    480                        ---                10
                                    --------                 ----------
                                     135,495                 $   14,000
                                    --------                 ----------
                                    --------                 ----------

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

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  July 3, 1999

6.       COMMITMENTS AND CONTINGENCIES, Continued:

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

In fiscal 1997, the Company with the help of independent consultants, determined a range of estimated costs of $9,000,000 to $11,000,000 associated with the various claims and assertions it faces. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 20 years as of March 28, 1998. These estimates are based partly on progress made in determining the magnitude of such costs, experience gained from sites on which remediation is ongoing or has been completed, and the timing and extent of remedial actions required by the applicable governmental authorities. As a result, the Company accrued $10,000,000 in fiscal 1997 for existing estimated environmental remediation and other related costs which the Company believes to be the best estimate of the liability. As of July 3, 1999, the accrual for estimated environmental costs was $9,402,000.

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

Pursuant to the Recapitalization Agreement, the Selling Group has agreed to indemnify the Company with respect to the after-tax costs of contingent environmental and other liabilities, subject to a cap for all indemnified liabilities of $30 million. Pursuant to the Recapitalization Agreement, a $6.0 million interest bearing escrow account was established by the selling stockholders (the "Deferred Amount") to secure indemnity claims of the Company and others, including with respect to environmental liabilities. Any environmental costs, net of tax benefit, are expected to be funded from the escrow account. Actual expenditures for environmental remediation were $14,000 for the quarter ended July 3, 1999 and $203,000 for the fiscal year ended April 3 1999.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  July 3, 1999

6.       COMMITMENTS AND CONTINGENCIES, Continued:

Other

On March 3, 1998, Walter Neubauer, formerly the largest shareholder of the Company and presently one of the largest shareholders of Special Devices, Inc., the Company's largest customer, filed a lawsuit in California Superior Court against the Company and certain other stockholders alleging (i) breach of fiduciary duty, (ii) fraud, (iii) negligent misrepresentation, (iv) negligence, (v) violations of corporations code and (vi) breach of contract. The allegations primarily relate to the Company's exercise of a 1995 option to acquire Mr. Neubauer's stock in August 1996. Mr. Neubauer is seeking damages of $40.0 million. Based upon the Company's analysis of the current facts, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard at this time.

On May 7, 1998, the Company filed a lawsuit against Mr. Neubauer in California Superior Court alleging (i) breach of contract, (ii) intentional interference with business relations and (iii) interference with prospective business advantage. All allegations relate to violations of the noncompetition agreement executed by Mr. Neubauer in August 1996. The Company is seeking damages of $50.0 million.

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

PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (IN MILLIONS)

                                               For The Three  Months Ended
                                            ---------------------------------
                                            July 3,                  June 27,
                                             1999      Percent         1998      Percent
                                            ------     -------       --------    -------
Net sales                                   $12.2      100.0%         $18.2       100.0%
Gross profit                                  3.1       25.4%           7.3        40.1%
Selling, general and administrative
expenses                                      1.6       13.1%           2.1        11.5%
Earnings from operations                      1.5       12.3%           5.2        28.6%
Other income/expense                         (2.6)     -21.3%          (2.5)      -13.7%
Net earnings (loss)                         $(0.7)      -5.7%          $1.6         8.8%

COMPARISON OF THE THREE MONTHS ENDED JULY 3, 1999 ("2000 QUARTER") TO THE THREE MONTHS ENDED JUNE 27, 1998 ("1999 QUARTER")

NET SALES

         The Company's net sales decreased by approximately 33.0% or $6.0 million to $12.2 million for the 2000 Quarter compared to sales of $18.2 million for the 1999 Quarter. The significant decrease was due to decreasing demand in all product lines. Sales to existing aerospace, industrial process control, and petrochemical customers decreased significantly in the 2000 Quarter. Net non-automotive shipments decreased by approximately 33% in the 2000 Quarter compared to the 1999 Quarter. Based on current order volume, the Company expects significant weakness in the aerospace, industrial process control and petrochemical markets to continue in the next quarter.

         On the automotive side, unit shipments of airbag initiator products decreased significantly due to customer delays on existing programs. The Company's airbag initiator shipments to its largest customer, Special Devices, Inc. ("SDI") decreased 24% for the 2000 Quarter compared to the 1999 Quarter. This decreased volume was magnified by a price reduction effected under a new supply agreement with SDI. The new agreement with SDI was effective March 18, 1999 and expires on December 31, 2002. Overall, revenue from all automotive shipments decreased approximately 33% in the 2000 Quarter compared to the 1999 Quarter. Based on current order volume, the Company expects significant weakness in the automotive market to continue in the next quarter.

GROSS PROFIT

         Gross profit decreased by approximately 57.5% or $4.2 million, to $3.1 million for the 2000 Quarter compared to $7.3 for the 1999 Quarter. Gross margin decreased to 25.4% for the 2000 Quarter from 40.1% for the 1999 Quarter.

         The decrease in gross profit is attributable to the decreased sales volume. The decrease in gross margin was primarily attributable to the significant decrease in revenue and the corresponding impact of fixed overhead costs leveraged against lower revenue. Additionally, gross margin was impacted by price concessions on automotive products that have exceeded the Company's ability to reduce its production costs. The ongoing decreases in sales will continue to impact gross profitability and gross margin.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("S,G&A") expenses decreased by approximately 23.8% or $0.5 million to $1.6 million for the 2000 Quarter compared to $2.1 million for the 1999 Quarter. S,G&A expenses as a percent to sales increased to 13.1% in the 2000 Quarter from 11.5% for the 1999 Quarter.

         Selling expenses decreased approximately 17% in the 2000 Quarter compared to the 1999 Quarter. This decrease was attributable to lower selling commissions recorded against approximately $6.0 million fewer sales. Additionally, G&A expenses overall were lower in the 2000 Quarter as the 1999 Quarter included approximately $0.6 million of contingent compensation expenses for the period. There was no such contingent compensation expense in the 2000 Quarter. The increased percentage of S,G&A expenses to sales reflects the decreased leverage on the fixed portion of those expenses.

EARNINGS FROM OPERATIONS

         Operating earnings decreased $3.7 million to $1.5 million for the 2000 Quarter compared to $5.2 million for the 1999 Quarter. Operating margins decreased to 12.3% in the 2000 Quarter from 28.6% for the 1999 Quarter.

         The decrease in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the decrease in gross profit, gross margin and S,G&A expenses as a percent to sales.

OTHER EXPENSE, NET

         Other expense, net (which is predominantly net interest expense) was relatively flat at $2.6 million in the 2000 Quarter and $2.5 million in the 1999 Quarter. The Company has $103.4 million of indebtedness as of July 3, 1999 compared to $103.2 million at June 27, 1998.

NET EARNINGS

         Net earnings decreased by approximately $2.3 million to a net loss of $0.7 million for the 2000 Quarter from $1.6 million in the 1999 Quarter.

         The decrease in net earnings was primarily attributable to the decrease in earnings from operations in the 2000 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $1.7 million for the 2000 Quarter compared to $0.6 million for the 1999 Quarter. The increase of $1.1 million of cash consumed was primarily attributable to a reduction in earnings from operations.

         Net cash used in investing activities was $0.5 million for the 2000 Quarter compared to $0.9 million for the 1999 Quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         As of July 3, 1999, the Company's outstanding indebtedness is $103.4 million, consisting of $90.0 million principal amount of the senior subordinated notes, $2.5 million of subordinated notes due Selling Shareholders pursuant to the Contingent Note Agreement, $4.1 million of subordinated bonus notes pursuant to the Contingent Bonus Plan, $2.7 million of mortgage debt and $4.1 million of other borrowings. The Company has a Revolving Credit Facility up to $20.0 million and is collateralized by accounts receivable and inventories. At July 3, 1999 no amounts were outstanding and $16.4 million was available under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility may be used for general and other corporate purposes.

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

         Capital expenditures for fiscal 2000 are expected to focus on vertical integration with investments in equipment to expand manufacturing capacity in machining, glass production, sealing and plating, as well as automation equipment to lower production costs on the high volume production lines. Expected capital expenditures for fiscal 2000 are approximately $2.5 million and will be financed through working capital and the Revolving Credit Facility.

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

         The Year 2000 issue has an impact on both information technology ("IT") systems and non-IT systems, such as manufacturing systems and physical facilities including, but not limited to, security systems and utilities. Although management believes that a majority of the Company's IT systems are Year 2000 ready, such systems continue to be tested for Year 2000 readiness. The Company is replacing or upgrading those systems that are identified as non-Year 2000 compliant. Certain IT systems previously identified as non-Year 2000 compliant are being upgraded or replaced which should be complete by September 30, 1999. Non-IT system issues are more difficult to identify and resolve. The Company is actively identifying non-IT Year 2000 issues concerning its physical facility locations. As non-IT areas are identified, management formulates the necessary actions to ensure minimal disruption to its business processes. Although management believes that its efforts will be successful and the costs will be insignificant to its consolidated financial position and results of operations, management also recognizes that any failure or delay could cause a potential negative impact.

         Independent of the Company's efforts to prepare for Year 2000 readiness, the Company has purchased and is implementing a new management information system. This new system is Year 2000 compliant and is scheduled to be fully operational by September 30, 1999.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on long-term debt obligations that impact the fair value of these obligations. At July 3, 1999 the carryng value of our fixed-rate long-term debt approximated its fair value.

PART II - OTHER INFORMATION

Items 1 through 5 are omitted as they are not applicable.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits: 12 - Computation of ratio of earnings to fixed charges

              (b)  Reports on Form 8-K  -  Not applicable



                                            SIGNATURES


                                HCC INDUSTRIES INC.


DATED:  AUGUST 17, 1999         s/s  ANDREW GOLDFARB
        ---------------              ---------------
                                     President and Chief Executive Officer


DATED:  AUGUST 17, 1999         s/s  CHRISTOPHER H. BATEMAN
        ---------------              ----------------------
                                     Vice President and Chief Financial Officer