Form 10-Q
period 1999-10-02
HCC INDUSTRIES INC /DE/
filed 1999-11-16
CIK 316884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                               -------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended:  OCTOBER 2, 1999

                                       OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to __________

Commission file number: 333-32207



                               HCC INDUSTRIES INC.
             (Exact name of Registrant as specified in its charter)


                    DELAWARE                                  95-2691666
                   ---------                                 ------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                   Identification No.)


               4232 TEMPLE CITY BLVD., ROSEMEAD, CALIFORNIA 91770
               --------------------------------------------------
                    (Address of principal executive offices)


                                 (626) 443-8933
              (Registrant's telephone number, including area code)

                               -------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


           Registrant's Common Stock, outstanding at November 16, 1999 was 135,495 shares.

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                        ASSETS

                                                                  OCTOBER 2,       APRIL 3,
                                                                    1999             1999
                                                                  --------        ----------
                                                                 (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                     $  13,621        $  17,395
    Trade accounts receivable, less allowance for
       doubtful accounts of $65 at October 2, 1999
       and $40 at April 3, 1999                                      10,773            9,834
    Inventories                                                       4,227            4,370
    Prepaid and deferred income taxes                                   819              293
    Other current assets                                                441              468
                                                                  ---------        ---------
              Total current assets                                   29,881           32,360

PROPERTY, PLANT AND EQUIPMENT, NET                                   20,293           19,153

OTHER ASSETS:
    Intangible assets                                                 5,208            5,352
    Deferred financing costs                                          2,918            3,108
    Deferred income taxes                                             4,275            4,275
    Restricted cash                                                   6,276            6,120
                                                                  ---------        ---------
              TOTAL ASSETS                                        $  68,851        $  70,368
                                                                  =========        =========
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Current portion of long-term debt                             $   1,178        $   1,125
    Accounts payable                                                  2,029            2,449
    Accrued liabilities                                               6,287            6,707
                                                                  ---------        ---------
              Total current liabilities                               9,494           10,281

LONG TERM LIABILITIES:
    Long-term debt, net of current portion                          101,945          102,043
    Other long-term liabilities                                       9,296            9,416
                                                                  ---------        ---------
                                                                    120,735          121,740
                                                                  ---------        ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock; $.10 par value; authorized 550,000
       shares, issued and outstanding 135,495 shares                     14               14
    Additional paid-in capital                                          200              200
    Accumulated deficit                                             (52,098)         (51,586)
                                                                  ---------        ---------
TOTAL STOCKHOLDERS' DEFICIT                                         (51,884)         (51,372)
                                                                  ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $  68,851        $  70,368
                                                                  =========        =========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                             Three Months Ended                        Six Months Ended
                                                        ------------------------------            ---------------------------
                                                         October 2,       September 26,           October 2,     September 26,
                                                           1999               1998                   1999             1998
                                                        -----------       ------------            ----------     -------------
NET SALES                                               $   14,280        $   17,159              $   26,498       $   35,406

Cost of goods sold                                           9,790            10,496                  18,936           21,429
                                                        ----------        ----------              ----------       ----------

GROSS PROFIT                                                 4,490             6,663                   7,562           13,977

Selling, general and administrative expenses                 1,549             2,109                   3,119            4,197
                                                        ----------        ----------              ----------       ----------

EARNINGS FROM OPERATIONS                                     2,941             4,554                   4,443            9,780

OTHER INCOME (EXPENSE):
  Interest and other income                                    182               175                     374              352
  Interest expense                                          (2,830)           (2,764)                 (5,657)          (5,486)
                                                        ----------        ----------              ----------       ----------

            Total other expense, net                        (2,648)           (2,589)                 (5,283)          (5,134)

Earnings (loss) before taxes                                   293             1,965                    (840)           4,646
Taxes (benefit) on earnings (loss)                             114               775                    (328)           1,824
                                                        ----------        ----------              -----------      ----------

NET EARNINGS (LOSS)                                     $      179        $    1,190              $     (512)      $    2,822
                                                        ==========        ==========              ===========      ==========


            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                   For the Six Months Ended
                                                                             ----------------------------------
                                                                              October 2,          September 26,
                                                                                  1999                 1998
                                                                             -----------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                          $      (512)           $     2,822
Reconciliation of net earnings (loss) to net cash provided
   by operating activities:
     Depreciation                                                                    965                    819
     Amortization                                                                    334                    335
     Deferred income taxes                                                          (526)                (2,700)
Changes in operating assets and liabilities:
         (Increase) decrease in trade accounts receivable, net                      (939)                   568
         Decrease in inventories                                                     143                     42
         (Increase) in other assets                                                 (129)                  (140)
         (Decrease) Increase in accrued liabilities                                 (540)                   958
         (Decrease) in accounts payable and income
              taxes payable                                                         (420)                  (599)
                                                                             -----------          -------------

         Net cash (used in) provided by operating activities                      (1,624)                 2,105
                                                                             -----------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                   (1,569)                (1,457)
                                                                             -----------          -------------

         Net cash used in investing activities                                    (1,569)                (1,457)
                                                                             -----------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt                                           (581)                  (479)
                                                                             -----------          -------------

         Net cash used in financing activities                                      (581)                  (479)
                                                                             -----------          -------------

Net (decrease) increase in cash and cash equivalents                              (3,774)                   169

Cash and cash equivalents at beginning of period                                  17,395                 13,441
                                                                             -----------          -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $    13,621            $    13,610
                                                                             ===========          =============

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
     Capital lease obligations and mortgages                                 $       536            $     3,145
                                                                             ===========          =============




            The accompanying notes are an integral part of these condensed consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 October 2, 1999



1.       INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements of HCC Industries Inc. and Subsidiaries (the "Company"), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that the accompanying interim financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended April 3, 1999. Operating results for the three and six month periods ended October 2, 1999 are not necessarily indicative of the operating results for the full fiscal year.


2.       INVENTORIES:

         Inventories consist of the following (in thousands):


                                                                     October  2,           April 3,
                                                                        1999                 1999
                                                                     -----------          ---------
         Raw materials and component parts                           $     2,091          $   2,279
         Work in process                                                   2,136              2,091
                                                                     -----------          ---------

                                                                     $     4,227          $   4,370
                                                                     ===========          =========


3.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following (in thousands):


                                                                      October 2,           April 3,
                                                                        1999                 1999
                                                                     -----------          ---------
         Land                                                        $     4,017          $   4,017
         Buildings and improvements                                        9,036              8,699
         Furniture, fixtures and equipment                                17,046             15,278
                                                                     -----------          ---------

                                                                          30,099             27,994
         Less accumulated depreciation                                    (9,806)            (8,841)
                                                                     -----------          ---------
                                                                     $    20,293          $  19,153
                                                                     ===========          =========

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 October 2, 1999


4. LONG-TERM DEBT:

         Long-term debt consists of the following (in thousands):

                                                                           October 2,        April 3,
                                                                              1999             1999
                                                                          -----------       ---------
         10 3/4% Senior Subordinated Notes - interest payable
         semi-annually; due May 15, 2007                                  $   90,000        $  90,000

         Subordinated Notes due Selling Shareholders -
         12% interest payable semi-annually; due March 28, 2001                2,500            2,500

         Subordinated Bonus Notes - 10% interest payable semi-annually;
         $3,000,000 due March 28, 2001 and
         $1,085,000 due April 3, 2002                                          4,085            4,085

         Term loans on land, building and improvements -
         8% interest payable monthly; due may 2008                             2,762            2,762

         Other                                                                 3,776            3,821
                                                                          -----------       ---------

                                                                             103,123          103,168
         Less current portion                                                  1,178            1,125
                                                                          -----------       ---------
                                                                          $  101,945        $ 102,043
                                                                          ===========       =========

5.       CAPITAL STOCK:

The Company is authorized to issue an aggregate of 550,000 shares of common stock. These shares may be issued in four different classes (A, B, C or D shares) which differ only in voting rights per share. At October 2, 1999, the 135,495 outstanding shares of common stock were designated as follows:


                                     Shares                                      Voting Rights
                  Class            Outstanding                 Amount              Per Share
                  -----            -----------               ----------          -------------
                    A                103,193                 $   10,000                 1
                    B                 27,506                      3,000                 1
                    C                  4,316                        ---               None
                    D                    480                        ---                10
                                 -----------                 ----------
                                     135,495                 $   13,000
                                 ===========                 ==========


The remaining 414,505 shares of authorized but unissued common stock are undesignated as to class.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 October 2, 1999


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

In fiscal 1997, the Company with the help of independent consultants, determined a range of estimated costs of $9,000,000 to $11,000,000 associated with the various claims and assertions it faces. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 20 years as of March 28, 1998. These estimates are based partly on progress made in determining the magnitude of such costs, experience gained from sites on which remediation is ongoing or has been completed, and the timing and extent of remedial actions required by the applicable governmental authorities. As a result, the Company accrued $10,000,000 in fiscal 1997 for existing estimated environmental remediation and other related costs which the Company believes to be the best estimate of the liability. As of October 2, 1999, the accrual for estimated environmental costs was $9,296,000.

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

Pursuant to the Recapitalization Agreement, the Selling Group has agreed to indemnify the Company with respect to the after-tax costs of contingent environmental and other liabilities, subject to a cap for all indemnified liabilities of $30 million. Pursuant to the Recapitalization Agreement, a $6.0 million interest bearing escrow account was established by the selling stockholders (the "Deferred Amount") to secure indemnity claims of the Company and others, including with respect to environmental liabilities. Any environmental costs, net of tax benefit, are expected to be funded from the escrow account. Actual expenditures for environmental remediation were $106,000 for the quarter ended October 2, 1999 and $203,000 for the fiscal year ended April 3, 1999.


                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 October 2, 1999

6.       COMMITMENTS AND CONTINGENCIES, Continued:

Other

On March 3, 1998, Walter Neubauer, formerly the largest shareholder of the Company and presently a significant shareholder of Special Devices, Inc., the Company's largest customer, filed a lawsuit in California Superior Court against the Company and certain other stockholders alleging (i) breach of fiduciary duty, (ii) fraud, (iii) negligent misrepresentation, (iv) negligence, (v) violations of corporations code and (vi) breach of contract. In March, 1999, defendants filed a motion for summary judgment contending that they were entitled to prevail as a matter of law. In September, 1999, the motion was granted as to five of the six claims alleged (including all claims against the Company). The remaining claim, breach of contract, is pending against Andrew Goldfarb. Plaintiff is presently seeking reversal of the granting of summary judgment in the California Court of Appeal. Based upon the Company's analysis of the current facts, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard at this time.

On May 7, 1998, the Company filed an action against Walter Neubauer in California Superior Court for preliminary and permanent injunctive relief and damages for (i) breach of contract, (ii) intentional interference with business relations and (iii) interference with prospective business advantage. All allegations relate to violations of the noncompetition agreement executed by the former stockholder in August 1996. A preliminary injunction was granted in September, 1998. The case was consolidated with Mr. Neubauer's action, discussed above, and discovery is proceeding.

In addition to the above, the Company is involved in other claims and litigation arising in the normal course of business. Based on the advice of counsel and in the opinion of management, the ultimate resolution of these matters will not have a significant effect on the financial position or the results of operations of the Company.

PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (IN MILLIONS)

                                               For the Three  Months Ended                      For the Six Months Ended
                                         ---------------------------------------          -------------------------------------
                                         Oct. 2,              Sept. 26,                   Oct. 2,            Sept. 26,
                                         1999      Percent     1998      Percent          1999     Percent     1998     Percent
                                         ----      -------     ----      -------          ----     ------      ----     -------
Net sales                               $14.3      100.0%     $17.2      100.0%          $26.4     100.0%     $35.4     100.0%
Gross profit                              4.5       31.4%       6.7       38.8%            7.6      28.5%      14.0      39.5%
Selling, general and administrative
   expenses                               1.5       10.8%       2.1       12.3%            3.1      11.8%       4.2      11.9%
Earnings from operations                  2.9       20.6%       4.6       26.5%            4.4      16.8%       9.8      27.6%
Other income/expense                     (2.6)     -18.5%      (2.6)     -15.1%           (5.3)    -19.9%      (5.1)    -14.5%
Net earnings (loss)                      $0.2        1.3%      $1.2        6.9%          $(0.5)     -1.9%      $2.8       8.0%


COMPARISON OF THE THREE MONTHS ENDED OCTOBER 2, 1999 ("2000 QUARTER") TO THE THREE MONTHS ENDED SEPTEMBER 26, 1998 ("1999 QUARTER")


NET SALES

         The Company's net sales decreased by approximately 16.9% or $2.9 million to $14.3 million for the 2000 Quarter compared to sales of $17.2 million for the 1999 Quarter. The significant decrease was due to decreasing demand in all non-automotive product lines. Sales to existing aerospace, industrial process control, and petrochemical customers decreased by approximately 26% in the 2000 Quarter compared to the 1999 Quarter. Based on current order volume, the Company expects significant weakness in the aerospace, industrial process control and petrochemical markets to continue in the next quarter.

         On the automotive side, unit shipments of airbag initiator products increased moderately due to customer demand on existing programs. The Company's airbag initiator shipments to its largest customer, Special Devices, Inc. ("SDI") increased 16% for the 2000 Quarter compared to the 1999 Quarter. This increased volume was offset by decreased volumes to other automotive customers and a price reduction effected under a new supply agreement with SDI. The new agreement with SDI was effective March 18, 1999 and expires on December 31, 2002. Overall, revenue from all automotive shipments decreased approximately 2% in the 2000 Quarter compared to the 1999 Quarter. Based on current order volume, the Company expects a slight increase in revenue from automotive products over the next quarter.

GROSS PROFIT

         Gross profit decreased by approximately 32.8% or $2.2 million, to $4.5 million for the 2000 Quarter compared to $6.7 for the 1999 Quarter. Gross margin decreased to 31.4% for the 2000 Quarter from 38.8% for the 1999 Quarter.

         The decrease in gross profit is attributable to the decreased sales volume. The decrease in gross margin was primarily attributable to the significant decrease in revenue and the corresponding impact of fixed overhead costs leveraged against lower revenue. Additionally, gross margin was impacted by price concessions on automotive products that have exceeded the Company's ability to reduce its production costs. The ongoing weakness in demand will continue to negatively impact gross profitability and gross margin.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("S,G&A") expenses decreased 28.6% to $1.5 million for the 2000 Quarter compared to $2.1 million for the 1999 Quarter. S,G&A expenses as a percent to sales decreased to 10.8% in the 2000 Quarter from 12.3% for the 1999 Quarter.

         Selling expenses decreased approximately 11% in the 2000 Quarter compared to the 1999 Quarter. This decrease was attributable to lower selling commissions recorded against approximately $2.9 million fewer sales. Additionally, G&A expenses overall were lower in the 2000 Quarter as the 1999 Quarter included approximately $0.6 million of contingent compensation expenses earned for the period. There was no such contingent compensation expense earned in the 2000 Quarter. The decreased percentage of S,G&A expenses to sales reflects the impact of the decreased commissions and non-recurring contingent compensation expenses.

EARNINGS FROM OPERATIONS

         Operating earnings decreased 37.0% or $1.7 million to $2.9 million for the 2000 Quarter compared to $4.6 million for the 1999 Quarter. Operating margins decreased to 20.6% in the 2000 Quarter from 26.5% for the 1999 Quarter.

         The decrease in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the decrease in gross profit and gross margin and improvements in S,G&A expenses as a percent to sales.


OTHER EXPENSE, NET

         Other expense, net (which is predominantly net interest expense) was flat at $2.6 million for the 2000 and 1999 Quarters. The Company has $103.1 million of indebtedness as of October 2, 1999 compared to $101.8 million at September 26, 1998.

NET EARNINGS

         Net earnings decreased by approximately $1.0 million to $0.2 million for the 2000 Quarter from $1.2 million in the 1999 Quarter.

         The decrease in net earnings was primarily attributable to the after tax impact of the decrease in gross profit and partially offset by the decreased SG&A expenses in the 2000 Quarter.


COMPARISON OF THE SIX MONTHS ENDED OCTOBER 2, 1999 ("2000 PERIOD") TO THE SIX MONTHS ENDED SEPTEMBER 26, 1998 ("1999 PERIOD")


NET SALES

         The Company's net sales decreased by approximately 25.4% or $9.0 million to $26.4 million for the 2000 Period compared to sales of $35.4 million for the 1999 Period. The significant decrease was due to decreasing demand in all product lines. Sales to existing aerospace, industrial process control, and petrochemical customers decreased significantly in the 2000 Period. Net non-automotive shipments decreased by approximately 30% in the 2000 Period compared to the 1999 Period. Based on current order volume, the Company expects significant weakness in the aerospace, industrial process control and petrochemical markets to continue in the next quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


         On the automotive side, unit shipments of airbag initiator products decreased significantly due to customer demand on existing programs. The Company's airbag initiator shipments to its largest customer, Special Devices, Inc. ("SDI") decreased 8% for the 2000 Period compared to the 1999 Period. This decreased volume was magnified by decreases in automotive shipments to other customers and a price reduction effected under a new supply agreement with SDI. The new agreement with SDI was effective March 18, 1999 and expires on December 31, 2002. Overall, revenue from all automotive shipments decreased approximately 18% in the 2000 Period compared to the 1999 Period. Based on current order volume, the Company expects a slight increase in revenue from automotive products over the next quarter.


GROSS PROFIT

         Gross profit decreased by approximately 45.7% or $6.4 million, to $7.6 million for the 2000 Period compared to $14.0 for the 1999 Period. Gross margin decreased to 28.5% for the 2000 Period from 39.5% for the 1999 Period.

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


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("S,G&A") expenses decreased by approximately 26.2% to $3.1 million for the 2000 Period compared to $4.2 million for the 1999 Period. S,G&A expenses as a percent to sales decreased slightly to 11.8% in the 2000 Period from 11.9% for the 1999 Period.

         The decrease in selling, general and administrative expenses were a result of lower contingent compensation accruals, and slightly lower commission costs. The improvement in the percentage of S,G&A expenses to sales reflects the decreased overall costs.


EARNINGS FROM OPERATIONS

         Operating earnings decreased 55.1% or $5.4 million to $4.4 million for the 2000 Period compared to $9.8 million for the 1999 Period. Operating margins decreased to 16.8% in the 2000 Period from 27.6% for the 1999 Period.

         The significant decrease in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the decrease in gross profit and gross margin and improvements in S,G&A expenses as a percent to sales.


OTHER EXPENSE, NET

         Other expense, net (which is predominantly net interest expense) increased 3.9% or $0.2 million to $5.3 million in the 2000 Period compared to $5.1 million in the 1999 Period. The $0.2 million increase was attributable to additional interest expense incurred with the additional indebtedness and net of increased interest income recognized in the 2000 Period compared to the 1999 Period. The Company has $103.1 million of long-term debt as of October 2, 1999 compared to $101.8 million at September 26, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


NET EARNINGS

         Net earnings decreased by approximately $3.3 million to a net loss of $0.5 million for the 2000 Period from $2.8 million in the 1999 Period.

         The decrease in net earnings was primarily attributable to the decrease in earnings from operations in the 2000 Period.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $1.6 million for the 2000 Period compared to $2.1 million provided by operating activities for the 1999 Period. The increase of $3.7 million of cash consumed was primarily attributable to a reduction in earnings from operations.

         Net cash used in financing activities was $0.6 million for the 2000 Period compared to $0.5 million for the 1999 Period.

         Net cash used in investing activities was $1.6 million for the 2000 Period compared to $1.5 million for the 1999 Period.

         As of October 2, 1999, the Company's outstanding long-term debt is $103.1 million. The Company has a Revolving Credit Facility up to $20.0 million and is collateralized by accounts receivable and inventories. At October 2, 1999 there was $18.2 million available under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility may be used for general and other corporate purposes. To date, the Company has not used any amounts under the Revolving Credit Facility.

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

         Capital expenditures for fiscal 2000 are expected to focus on vertical integration with investments in equipment to expand manufacturing capacity in machining, glass production, sealing and plating, as well as automation equipment to lower production costs on the high volume production lines. Expected capital expenditures for fiscal 2000 are approximately $3.0 million and will be financed through working capital and the Revolving Credit Facility.

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

         The Year 2000 issue has an impact on both information technology ("IT") systems and non-IT systems, such as manufacturing systems and physical facilities including, but not limited to, security systems and utilities. Although management believes that a majority of the Company's IT systems are Year 2000 ready, such systems continue to be tested for Year 2000 readiness. The Company is replacing or upgrading those systems that are identified as non-Year 2000 compliant. Certain IT systems previously identified as non-Year 2000 compliant have been upgraded or replaced. Non-IT system issues are more difficult to identify and resolve. The Company is actively identifying non-IT Year 2000 issues concerning its physical facility locations. As non-IT areas are identified, management formulates the necessary actions to ensure minimal disruption to its business processes. Although management believes that its efforts will be successful and the costs will be insignificant to its consolidated financial position and results of operations, management also recognizes that any failure or delay could cause a potential negative impact.

         Independent of the Company's efforts to prepare for Year 2000 readiness, the Company has purchased and is implementing a new management information system. This new system is Year 2000 compliant and is fully operational as of October 2, 1999.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates on long-term debt obligations that impact the fair value of these obligations. At October 2, 1999 the carrying value of our fixed-rate long-term debt approximated its fair value.

PART II - OTHER INFORMATION

Items 1 through 5 are omitted as they are not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:  12 - Computation of ratio of earnings to fixed charges

          (b) Reports on Form 8-K - Not applicable



                              SIGNATURES


                                      HCC INDUSTRIES INC.


DATED:  November 16, 1999         /s/ Andrew Goldfarb
        -----------------             ----------------------------------------
                                      President and Chief Executive Officer


DATED:  November 16, 1999         /s/ Christopher H. Bateman
        -------------------           ------------------------------------------
                                      Vice President and Chief Financial Officer