Form 10-Q
period 2000-01-01
HCC INDUSTRIES INC /DE/
filed 2000-02-14
CIK 316884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                               -------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  JANUARY 1, 2000

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


               4232 TEMPLE CITY BLVD., ROSEMEAD, CALIFORNIA 91770
                    (Address of principal executive offices)


                                 (626) 443-8933
              (Registrant's telephone number, including area code)

                               -------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


 Registrant's Common Stock, outstanding at February 11, 2000 was 135,495 shares.

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                   JANUARY 1,         APRIL 3,
                                                                                    2000              1999
                                                                                    --------        ----------
                                                                                   (UNAUDITED)

CURRENT ASSETS:
    Cash and cash equivalents                                                       $  11,038        $  17,395
    Trade accounts receivable, less allowance for
       doubtful accounts of $74 at January 1, 2000
       and $40 at April 3, 1999                                                        10,590            9,834
    Inventories                                                                         4,146            4,370
    Prepaid and deferred income taxes                                                   1,078              293
    Other current assets                                                                  312              468
                                                                                    ---------        ---------

              Total current assets                                                     27,164           32,360

PROPERTY, PLANT AND EQUIPMENT, NET                                                     20,731           19,153

OTHER ASSETS:
    Intangible assets                                                                   5,135            5,352
    Deferred financing costs                                                            2,822            3,108
    Deferred income taxes                                                               4,275            4,275
    Restricted cash                                                                     6,156            6,120
                                                                                    ---------        ---------

              TOTAL ASSETS                                                          $ 66,283         $  70,368
                                                                                    =========        =========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Current portion of long-term debt                                               $   1,351        $   1,125
    Accounts payable                                                                      657            2,449
    Accrued liabilities                                                                 4,442            6,707
                                                                                    ---------        ---------

                  Total current liabilities                                             6,450           10,281

LONG TERM LIABILITIES:
    Long-term debt, net of current portion                                            102,771          102,043
    Other long-term liabilities                                                         9,279            9,416
                                                                                    ---------        ---------
                                                                                      118,500          121,740
                                                                                    ---------          -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock; $.10 par value; authorized 550,000
       shares, issued and outstanding 135,495 shares                                       14               14
    Additional paid-in capital                                                            200              200
    Accumulated deficit                                                               (52,431)         (51,586)
                                                                                    ----------       ----------

TOTAL STOCKHOLDERS' DEFICIT                                                           (52,217)         (51,372)
                                                                                    ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $ 66,283         $  70,368
                                                                                     ========         =========

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)


                                                            THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                         January 1,       December 26,            January 1,      December 26,
                                                           2000               1998                  2000              1998
                                                        ----------        ----------              ----------       ----------
NET SALES                                               $   13,685        $   15,297              $   40,183       $   50,703

Cost of goods sold                                          10,046             9,558                  28,982           30,987
                                                        ----------        ----------              ----------       ----------

GROSS PROFIT                                                 3,639             5,739                  11,201           19,716

Selling, general and administrative expenses                 1,540             1,266                   4,659            5,463
                                                        ----------        ----------              ----------       ----------

EARNINGS FROM OPERATIONS                                     2,099             4,473                   6,542           14,253

OTHER INCOME (EXPENSE):
  Interest and other income                                    176               168                     550              520
  Interest expense                                          (2,828)           (2,747)                 (8,485)          (8,233)
                                                        ----------        ----------              ----------       ----------

            Total other expense, net                        (2,652)           (2,579)                 (7,935)          (7,713)

Earnings (loss) before taxes                                  (553)            1,894                  (1,393)           6,540
Taxes (benefit) on earnings (loss)                            (220)              748                    (548)           2,572
                                                        -----------       ----------              -----------      ----------

NET EARNINGS (LOSS)                                     $     (333)       $    1,146              $     (845)      $    3,968
                                                        ===========       ==========              ===========      ==========





                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    For The Nine Months Ended
                                                                             January 1,             December 26,
                                                                                  2000                  1998
                                                                           -----------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                          $      (845)           $     3,968
Reconciliation of net earnings (loss) to net cash provided
   by operating activities:
     Depreciation                                                                  1,373                  1,243
     Amortization                                                                    503                    502
     Deferred income taxes                                                          (785)                (2,879)
Changes in operating assets and liabilities:
         (Increase) decrease in trade accounts receivable, net                      (756)                   688
         Decrease in inventories                                                     224                    346
         Decrease (Increase) in other assets                                         120                     (7)
         (Decrease) in accrued liabilities                                        (2,402)                (1,833)
         (Decrease) in accounts payable and income
              taxes payable                                                       (1,792)                  (302)
                                                                             ------------           ------------

         Net cash (used in) provided by operating activities                      (4,360)                 1,726
                                                                             ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                   (1,113)                (1,479)
                                                                             ------------           ------------

         Net cash used in investing activities                                    (1,113)                (1,479)
                                                                             -----------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt                                           (884)                  (728)
     Proceeds from the sale of stock                                                 ---                    201
                                                                             -----------            -----------

         Net cash used in financing activities                                      (884)                  (527)
                                                                             ------------           ------------

Net (decrease) in cash and cash equivalents                                       (6,357)                  (280)

Cash and cash equivalents at beginning of period                                  17,395                 13,441
                                                                             ------------           ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $    11,038            $    13,161
                                                                             ===========            ===========

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
     Capital lease obligations and mortgages                                 $     1,838            $     3,978
                                                                             ===========            ===========



                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 January 1, 2000


1.       INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements of HCC Industries Inc. and Subsidiaries (the "Company"), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that the accompanying interim financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended April 3, 1999. Operating results for the three and nine month periods ended January 1, 2000 are not necessarily indicative of the operating results for the full fiscal year.

2.       INVENTORIES:

         Inventories consist of the following (in thousands):

                                                                     January 1,            April 3,
                                                                        2000                 1999
                                                                     --------             ---------
         Raw materials and component parts                           $  2,196             $   2,279
         Work in process                                                1,950                 2,091
                                                                     --------             ---------

                                                                     $  4,146             $   4,370
                                                                     ========             =========

3.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following (in thousands):

                                                                     January 1,            April 3,
                                                                       2000                  1999
                                                                     --------             ---------

         Land                                                        $  4,017             $   4,017
         Buildings and improvements                                     9,128                 8,699
         Furniture, fixtures and equipment                             17,801                15,278
                                                                     --------             ---------

                                                                       30,946                27,994
         Less accumulated depreciation                                (10,215)               (8,841)
                                                                     --------             ---------
                                                                     $ 20,731             $  19,153
                                                                     ========             =========

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 January 1, 2000


4. LONG-TERM DEBT:

         Long-term debt consists of the following (in thousands):


                                                                           January 1,        April 3,
                                                                             2000              1999
                                                                           ---------         --------
         10 3/4% Senior Subordinated Notes - interest payable
         semi-annually; due May 15, 2007                                  $   90,000        $  90,000

         Subordinated Notes due Selling Shareholders -
         12% interest payable semi-annually; due March 28, 2001                2,500            2,500

         Subordinated Bonus Notes - 10% interest payable semi-annually;
         $3,000,000 due March 28, 2001 and
         $1,085,000 due April 3, 2002                                          4,085            4,085

         Term loans on land, building and improvements -
         8% interest payable monthly; due may 2008                             2,762            2,762

         Other                                                                 4,775            3,821
                                                                          ----------        ---------

                                                                             104,122          103,168
         Less current portion                                                  1,351            1,125
                                                                          ----------        ---------
                                                                          $  102,771        $ 102,043
                                                                          ==========        =========

5.       CAPITAL STOCK:

The Company is authorized to issue an aggregate of 550,000 shares of common stock. These shares may be issued in four different classes (A, B, C or D shares) which differ only in voting rights per share. At January 1, 2000, the 135,495 outstanding shares of common stock were designated as follows:

                                     Shares                                      Voting Rights
                  CLASS            OUTSTANDING                 AMOUNT              PER SHARE
                    A                103,193                 $   10,000                 1
                    B                 27,506                      3,000                 1
                    C                  4,316                        ---               None
                    D                    480                        ---                10
                                    --------                 ----------
                                     135,495                 $   13,000
                                    ========                 ==========


The remaining 414,505 shares of authorized but unissued common stock are undesignated as to class.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 January 1, 2000


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

In fiscal 1997, the Company with the help of independent consultants, determined a range of estimated costs of $9,000,000 to $11,000,000 associated with the various claims and assertions it faces. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 20 years as of March 28, 1998. These estimates are based partly on progress made in determining the magnitude of such costs, experience gained from sites on which remediation is ongoing or has been completed, and the timing and extent of remedial actions required by the applicable governmental authorities. As a result, the Company accrued $10,000,000 in fiscal 1997 for existing estimated environmental remediation and other related costs which the Company believes to be the best estimate of the liability. As of January 1, 2000, the accrual for estimated environmental costs was $9,279,000.

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

Pursuant to the Recapitalization Agreement, the Selling Group has agreed to indemnify the Company with respect to the after-tax costs of contingent environmental and other liabilities, subject to a cap for all indemnified liabilities of $30 million. Pursuant to the Recapitalization Agreement, a $6.0 million interest bearing escrow account was established by the selling stockholders (the "Deferred Amount") to secure indemnity claims of the Company and others, including with respect to environmental liabilities. Any environmental costs, net of tax benefit, are expected to be funded from the escrow account. Actual expenditures for environmental remediation were $17,000 for the quarter ended January 1, 2000 and $203,000 for the fiscal year ended April 3, 1999.


                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 January 1, 2000

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

PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (IN MILLIONS)

                                       FOR THE THREE  MONTHS ENDED                         FOR THE NINE MONTHS ENDED
                                 Jan. 1,              Dec. 26,                    Jan. 1,             Dec. 26,
                                  2000      PERCENT     1998      PERCENT          2000     PERCENt     1998     PERCENT
                                  ----      -------     ----      -------          ----     ------      ----     -------



Net sales                        $13.7      100.0%     $15.3      100.0%          $40.2     100.0%     $50.7     100.0%
Gross profit                       3.6       26.6%       5.7       37.5%           11.2      27.9%      19.7      38.9%
Selling, general and administrative
     expenses                      1.5       11.3%       1.3        8.4%            4.7      11.6%       5.5      10.8%
Earnings from operations           2.1       15.3%       4.5       29.1%            6.5      16.3%      14.2      28.1%
Other income/expense              (2.6)     -19.4%      (2.6)     -16.8%           (7.9)    -19.7%      (7.7)    -15.2%
Net earnings (loss)              $(0.3)      -2.4%      $1.1        7.5%          $(0.8)     -2.1%      $4.0       7.8%


COMPARISON OF THE THREE MONTHS ENDED JANUARY 1, 2000 ("2000 QUARTER") TO THE THREE MONTHS ENDED DECEMBER 26, 1998 ("1999 QUARTER")


NET SALES

         The Company's net sales decreased by approximately 10.5% or $1.6 million to $13.7 million for the 2000 Quarter compared to sales of $15.3 million for the 1999 Quarter. The significant decrease was due to decreasing demand in all non-automotive product lines. Sales to existing aerospace, industrial process control, and petrochemical customers decreased by approximately 18% in the 2000 Quarter compared to the 1999 Quarter. Based on current order volume, the Company expects the weakness in the aerospace, industrial process control markets to continue and a moderate rebound in the petrochemical market in the next quarter.

         On the automotive side, unit shipments of airbag initiator products increased moderately due to customer demand on existing programs. The Company's airbag initiator shipments to its largest customer, Special Devices, Inc. ("SDI") increased 23% for the 2000 Quarter compared to the 1999 Quarter. This increased volume was offset by a price reduction effected under a new supply agreement with SDI and decreased volumes to other automotive customers. The agreement with SDI was effective March 18, 1999 and expires on December 31, 2002. Overall, revenue from all automotive shipments increased approximately 1% in the 2000 Quarter compared to the 1999 Quarter. Based on current order volume, the Company expects a modest increase in revenue from automotive products over the next quarter.

GROSS PROFIT

         Gross profit decreased by approximately 36.8% or $2.1 million, to $3.6 million for the 2000 Quarter compared to $5.7 for the 1999 Quarter. Gross margin decreased to 26.6% for the 2000 Quarter from 37.5% for the 1999 Quarter.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("S,G&A") expenses increased 15.4% to $1.5 million for the 2000 Quarter compared to $1.3 million for the 1999 Quarter. S,G&A expenses as a percent to sales increased to 11.3% in the 2000 Quarter from 8.4% for the 1999 Quarter.

         Selling expenses decreased approximately 10% in the 2000 Quarter compared to the 1999 Quarter. This decrease was attributable to lower selling commissions recorded against approximately $1.6 million fewer sales. G&A expenses overall were higher due to increased compensation costs in the 2000 Quarter.

EARNINGS FROM OPERATIONS

         Operating earnings decreased 53.3% or $2.4 million to $2.1 million for the 2000 Quarter compared to $4.5 million for the 1999 Quarter. Operating margins decreased to 15.3% in the 2000 Quarter from 29.1% for the 1999 Quarter.

         The decrease in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the decrease in gross profit, gross margin and S,G&A expenses as a percent to sales.

OTHER EXPENSE, NET

         Other expense, net (which is predominantly net interest expense) was $2.6 million for both of the Quarters. The Company has $104.1 million of indebtedness as of January 1, 2000 compared to $102.3 million at December 26, 1998.

NET EARNINGS (LOSS)

         Net earnings decreased by approximately $1.4 million to a net loss of $0.3 million for the 2000 Quarter from a net earnings of $1.1 million in the 1999 Quarter.

         The decrease in net earnings was primarily attributable to the decrease in earnings from operations in the 2000 Quarter.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 1, 2000 ("2000 PERIOD") TO THE NINE MONTHS ENDED DECEMBER 26, 1998 ("1999 PERIOD")


NET SALES

         The Company's net sales decreased by approximately 20.7% or $10.5 million to $40.2 million for the 2000 Period compared to sales of $50.7 million for the 1999 Period. The significant decrease was due to decreasing demand in all product lines. Sales to existing aerospace, industrial process control, and petrochemical customers decreased significantly in the 2000 Period. Net non-automotive shipments decreased by approximately 26% in the 2000 Period compared to the 1999 Period. Based on current order volume, the Company expects the weakness in the aerospace, industrial process control markets to continue and a moderate rebound in the petrochemical market in the next quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


         On the automotive side, unit shipments of airbag initiator products decreased significantly due to customer demand on existing programs. The Company's airbag initiator shipments to its largest customer, Special Devices, Inc. ("SDI") increased 1% for the 2000 Period compared to the 1999 Period. The small increase in volume was offset by a price reduction effected under a new supply agreement with SDI and decreases in automotive shipments to other customers. The agreement with SDI was effective March 18, 1999 and expires on December 31, 2002. Overall, revenue from all automotive shipments decreased approximately 12% in the 2000 Period compared to the 1999 Period. Based on current order volume, the Company expects a modest increase in revenue from automotive products over the next quarter.

GROSS PROFIT

         Gross profit decreased by approximately 43.1% or $8.5 million, to $11.2 million for the 2000 Period compared to $19.7 for the 1999 Period. Gross margin decreased to 27.9% for the 2000 Period from 38.9% for the 1999 Period.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("S,G&A") expenses decreased by approximately 14.5% to $4.7 million for the 2000 Period compared to $5.5 million for the 1999 Period. S,G&A expenses as a percent to sales increased to 11.6% in the 2000 Period from 10.8% for the 1999 Period.

         The decrease in selling, general and administrative expenses were a result of lower contingent compensation accruals, and lower commission costs. The increased percentage of S,G&A expenses to sales reflects the decreased leverage on the fixed portion of those expenses.

EARNINGS FROM OPERATIONS

         Operating earnings decreased 54.2% or $7.7 million to $6.5 million for the 2000 Period compared to $14.2 million for the 1999 Period. Operating margins decreased to 16.3% in the 2000 Period from 28.1% for the 1999 Period.

         The significant decrease in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the decrease in gross profit, gross margin and S,G&A expenses as a percent to sales.

OTHER EXPENSE, NET

         Other expense, net (which is predominantly net interest expense) increased 2.6% or $0.2 million to $7.9 million in the 2000 Period compared to $7.7 million in the 1999 Period. The $0.2 million increase was attributable to additional interest expense incurred with the additional indebtedness and net of increased interest income recognized in the 2000 Period compared to the 1999 Period. The Company has $104.1 million of indebtedness as of January 1, 2000 compared to $102.3 million at December 26, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


NET EARNINGS

         Net earnings decreased by approximately $4.8 million to a net loss of $0.8 million for the 2000 Period from $4.0 million in the 1999 Period.

               The decrease in net earnings was primarily attributable to the decrease in earnings from operations in the 2000 Period.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $4.4 million for the 2000 Period compared to $1.7 million provided by operating activities for the 1999 Period. The decrease of $6.1 million of cash consumed was primarily attributable to a reduction in earnings from operations.

         Net cash used in investing activities was $1.1 million for the 2000 Period compared to $1.5 million for the 1999 Period.

         Net cash used in financing activities was $0.9 million for the 2000 Period compared to $0.5 million for the 1999 Period.

         As of January 1, 2000, the Company's outstanding long-term debt is $104.1 million. The Company has a Revolving Credit Facility up to $20.0 million and is collateralized by accounts receivable and inventories. At January 1, 2000 there was $18.3 million available under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility may be used for general and other corporate purposes. To date, the Company has not used any amounts under the Revolving Credit Facility.

         The Company believes that cash flow from operations and the availability of borrowings under the Revolving Credit Facility will provide adequate funds for ongoing operations, planned capital expenditures and debt service during the term of such facility.

         Capital expenditures for fiscal 2000 are expected to focus on vertical integration with investments in equipment to expand manufacturing capacity in machining, glass production, sealing and plating, as well as automation equipment to lower production costs on the high volume production lines. Expected capital expenditures for fiscal 2000 are approximately $4.5 million and will be financed through working capital and the Revolving Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


YEAR 2000 ISSUE

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may note be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results. To date we have not experienced any significant Year 2000 issues in our internal technology systems or with the vendors of systems we believe to be critical to our business. In addition, we believe that it is unlikely we will experience any significant Year 2000 issues in the future. However, there can be no assurance that the Year 2000 issue will not materially adversely affect our results of operations, cash flows, or financial position in a particular period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates on long-term debt obligations that impact the fair value of these obligations. At January 1, 2000 the carrying value of our fixed-rate long-term debt approximated its fair value.

PART II - OTHER INFORMATION

Items 1 through 5 are omitted as they are not applicable.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits: 12 - Computation of ratio of earnings to fixed charges

              (b) Reports on Form 8-K - On January 28, 2000 we filed Form 8-K regarding the appointment of Robert H. Rau as the new Chairman of the Board and Chief Executive Officer of the Company.



                                   SIGNATURES


                                                     HCC INDUSTRIES INC.


DATED:  FEBRUARY 11, 2000                        s/s ROBERT H. RAU
        ----------------------------                 -------------------------
                                                     Chief Executive Officer


DATED:  FEBRUARY 11, 2000                        s/s CHRISTOPHER H. BATEMAN
        ----------------------------                 -------------------------
                                                     Vice President and Chief
                                                     Financial Officer