Form 10-K
period 2000-04-01
HCC INDUSTRIES INC /DE/
filed 2000-06-26
CIK 316884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                               -------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                      For the fiscal year ended: April 1, 2000

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


                                 (626) 443-8933
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                               -------------------

          Securities registered pursuant to Section 12 (b) of the Act:

    Title of each class             Name of each exchange on which registered
    ------------------              -----------------------------------------
         None                                    None

          Securities registered pursuant to Section 12 (g) of the Act:
                   10 3/4% Senior Subordinated Notes Due 2007

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )


Registrant's Common Stock, outstanding at April 1, 2000 was 135,495 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Documents referenced on Exhibits Index, which begins on page 45

                               HCC INDUSTRIES INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K


                  CAPTION                                                               PAGE
PART I

         Item 1.    -      BUSINESS..............................................         3
         Item 2.    -      PROPERTIES............................................        11
         Item 3.    -      LEGAL PROCEEDINGS.....................................        11
         Item 4.    -      SUBMISSION OF MATTERS TO A VOTE OF
                           SECURITY HOLDERS......................................        14

PART II

         Item 5.    -      MARKET FOR THE REGISTRANT'S COMMON
                           EQUITY AND RELATED STOCKHOLDER MATTERS................        15
         Item 6.    -      SELECTED FINANCIAL DATA...............................        15
         Item 7.    -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS............................................        16
         Item 7a.   -      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RATE RISK................................        20
         Item 8.    -      FINANCIAL STATEMENTS AND SUPPLEMENTAL
                           DATA..................................................        20
         Item 9.    -      CHANGES IN AND DISAGREEMENTS WITH
                           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                           DISCLOSURE............................................        39

PART III

         Item 10.   -      DIRECTORS AND EXECUTIVE OFFICERS OF THE
                           REGISTRANT............................................        39
         Item 11.   -      EXECUTIVE COMPENSATION................................        40
         Item 12.   -      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT.................................        44
         Item 13.   -      CERTAIN RELATIONSHIPS AND RELATED
                           TRANSACTIONS..........................................        45

PART IV

         Item 14.   -      EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                           AND REPORTS ON FORM 8-K...............................        46

SIGNATURES.......................................................................        50


                                     PART I

ITEM 1 - BUSINESS

GENERAL

         Except where the context indicates otherwise, the term "Company" means HCC Industries Inc. and its wholly owned subsidiaries Hermetic Seal Corporation, Glasseal Products, Inc., Sealtron, Inc., Norfolk Avon Realty Trust, HCC Industries International, HCC Machining Company, Inc. and HCC Foreign Sales Corporation.

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

         The Company believes that it has been an industry leader in the design and manufacture of GTMS since it developed its GTMS process in 1945. The Company has developed over 75,000 different configurations, primarily for the following industries: (1) automotive (for use in, for example, the initiators in airbags and seat belt pretensioners); (2) aerospace and military electronics (for use in, for example, gyro guidance devices, flight instrumentation, jet engine controls, and space suit controls); (3) test and measurement (for use in, for example, temperature and pressure transducers, infrared detection instrumentation, electro-optical devices and fuel injection monitoring devices);
(4) medical electronics (for use in, for example, pacemakers, kidney dialysis machines and devices for monitoring vital life signs); (5) telecommunications (for use, in for example, fiber optics); and (6) energy (for use in, for example, oil drilling equipment and down-hole logging instrumentation and for conventional and nuclear electric power generating plants).

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

         The demand for the Company's products is largely dependent on the automotive and aerospace industries. Sales to Special Devices Inc. ("SDI"), the Company's largest customer, accounted for approximately 39% of the Company's consolidated sales for the fiscal year ended April 1, 2000. Sales to the Company's ten largest customers accounted for approximately 57% of consolidated sales during the 2000 fiscal year. Approximately 70% of the Company's consolidated sales for fiscal 2000 were to customers with which the Company had contractual agreements, sole source relationships, letters of intent or long-term purchase orders. A substantial portion of these business relationships are informal and certain of the Company's contractual arrangements may be terminated at will. In the past, SDI has attempted to find second source suppliers and to secure a license from the Company to produce GTMS products internally. In early 1997, SDI announced its intention to internally produce 100,000 glass-to-metal seal units per week in partial substitution of the units supplied to SDI by the Company. Currently, the Company believes that SDI is in qualification testing on their internally produced units. The Company shipped a weekly average of approximately 1,000,000 units to SDI during fiscal 2000. On March 18, 1999, the Company signed a new supply agreement with SDI through the year 2002. The agreement provided for price concessions to SDI in consideration of a two year contract extension.

COMPETITIVE STRENGTHS

         The Company believes that it has the following competitive strengths:

         LONG-TERM CUSTOMER RELATIONSHIPS. Many of the Company's customers, including SDI, have been customers for over ten years. The Company believes that both automotive and aerospace OEMs continue to seek long-term partnerships with fewer core suppliers. The Company's relationships are strengthened by the fact that many of its arrangements with its customers provide for the Company to act as the sole source of supply for the customer. The Company estimates that approximately 70% of the Company's consolidated sales for fiscal year 2000 were from contractual agreements, sole source relationships, letters of intent or long-term purchase orders.

         MARKET LEADERSHIP. A number of the Company's products hold leading market positions in their respective niche markets. The Company currently believes based upon internal estimates that it produces hermetically sealed products for approximately 50% of the airbag initiators produced in the United States. The Company believes, based upon long-term relationships with SDI and other airbag initiator suppliers, that it is well positioned to continue to increase its market share, as well as expand its sales internationally.

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

         DIVERSE PRODUCTS AND CUSTOMERS. The Company has a diverse customer base, with sales of numerous product variations to approximately 1,200 customers in fiscal 2000. Over the past several years, the Company has recognized consistent growth in sales of GTMS products to the automotive, aerospace and general industrial markets.

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


CUSTOMERS AND APPLICATIONS

         In the past year, the Company has sold products to over 1,200 customers. The Company's ten largest customers accounted for approximately 57% of net sales for fiscal year 2000. The Company's largest customer, SDI (a manufacturer of airbag initiators), represented approximately 39% of consolidated sales for the fiscal year ended April 1, 2000.

         Approximately 70% of the Company's consolidated sales for fiscal year 2000 were to customers with which the Company had contractual agreements, sole source relationships, letters of intent or long-term purchase orders. The Company only begins to manufacture products upon receipt of a purchase order. The Company's relationship with SDI includes a contract expiring December 31, 2002 to produce approximately 75% of SDI's GTMS for its initiators provided the Company maintains pricing and quality which are generally equivalent to or better than other suppliers. The Company believes that it currently provides nearly all of SDI's GTMS components. In early 1997, SDI announced its intention to internally produce 100,000 glass-to-metal seal units per week in partial substitution of the glass-to-metal seal units supplied to SDI by the Company. Currently, the Company believes that SDI is in qualification testing on their internally produced units.

         The following table sets forth the Company's principal end-user markets, certain applications for its products and certain of the Company's customers in fiscal year 2000.


End Markets                   Automotive                  Aerospace                    Industrial/Petrochemical
-----------                   ----------                  ---------                    ------------------------
Applications:                 Airbag Initiators           Jet Engine Monitors          Process Control Sensors
                              Crash Sensors               Avionics                     Down Hole Drilling Sensors
                              Thermistors                 Fuel Gauge Indicators        Lithium Batteries
                              Airbag Pressure             Temperature Sensors          Telecommunication
                                 Switches                 De-icing Sensors                 Devices
                              ABS                         Air Speed Indicators         Hybrid Circuit Packaging
                              Variable Speed
                                 Transmission Controls

Customers*:                   SDI                         Allied Signal/Honeywell      Druck, Ltd.
                              NCS Pyrotechnie             Rosemount Aerospace          Hawker Eternacel
                              Keystone                    Hamilton Sundstrand          Foxboro
                              Takata                      ITT Aerospace                Schlumberger
                                                          Ametek Aerospace             Halliburton
                                                                                       Bluestar Battery
                                                                                       Panametrics
                                                                                       Kemet
                                                                                       Lucent


Specific example of product   Airbag initiator            Temperature Sensors          High pressure electrical
application:                                                                           bulkheads for down-hole use
                                                                                       (oil exploration)


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



* Other than SDI, all of the customers listed represented individually less than 5% of the Company's consolidated sales for fiscal year 2000.

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

COMPETITION

         The Company believes based upon internal analysis that most of the Company's competitors in the GTMS sector of the industry in which it competes are smaller and have less technological and manufacturing expertise than the Company. The Company believes that it occupies a favorable competitive position because of its experience in engineering and production techniques. Price has generally been a less significant competitive factor than the quality and design of the GTMS because their cost typically is a small percentage of the total cost of the end products in which they are used and because of the importance of the uses to which many of the Company's products are put. In addition, products for airbag initiators are qualified for particular new automotive models and new products are subject to design and process verification testing (prior to which there are no sales) which typically takes 8 to 24 months and, therefore, helps to inhibit new entry into the market.

BACKLOG

         As of April 1, 2000, the Company had a backlog of $36.2 million compared to $26.9 million as of April 3, 1999. The Company sells a majority of its products pursuant to contractual agreements, sole source relationships, letters of intent or long-term purchase orders, each of which may permit early termination by the customer. However, due to the specialized, highly engineered nature of the Company's product, it is not practical in many cases for customers to shift their business to other suppliers without incurring significant switching and opportunity costs.

EMPLOYEES

         At April 1, 2000, the Company had approximately 750 employees, substantially all of whom were located in the United States. None of the Company's employees is subject to a union contract. The Company considers its relations with its employees to be excellent.

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


                  Location                                       Owned/Leased           Square Feet
                  Rosemead, CA................................       Owned                 37,000
                  El Monte, CA................................       Owned                110,000
                  Lakewood, NJ................................       Owned                 50,000
                  Reading, OH.................................       Owned                 37,000


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

         Many other companies are believed to be contributors to the groundwater contamination in the El Monte Operable Unit. The Company and 18 other such companies have formed the Northwest El Monte Community Task Force (the "Task Force") to undertake the investigation of the remediation, to identify other potential contributors and potentially to undertake required remediation. In March of 1995, the Task Force entered into a Consent Administrative Order with the EPA to perform a Remedial Investigation and Feasibility Study (RI/FS) of the operable unit. The RI/FS was completed in 1999 and the EPA issued an interim record of decision. The RI/FS costs of approximately $2.4 million to date have been funded with about one-quarter of the costs coming from governmental entities and the balance paid pursuant to a confidential interim allocation agreement of Task Force members. The interim agreement with respect to the allocation of RI/FS expenses is not binding on any of the participants regarding the allocation of remediation expenses. An additional $500,000 has been spent to undertake early remediation efforts on a voluntary basis and an additional $1.0 million will be spent in 2000. This money has been raised pursuant to a matching funds, cost sharing agreement with the San Gabriel Basin Water Quality Authority, a public entity.

         ON-SITE/SOIL AND GROUNDWATER CLEANUP COSTS. In addition to the Operable Unit Remediation costs, the Company has voluntarily undertaken both on-site soil and groundwater remediation. In 1995, the Company installed a soil vapor extraction system. The system has been operational for approximately five years, and although it is not possible to determine how long it will take to complete the remediation, to date the remediation system has removed over 97% of contaminants in the soil.

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


AVON, MASSACHUSETTS

         The Company's facility in Avon, Massachusetts, currently inactive, was purchased in 1985 and operated as its Hermetite facility until June 1988. The facility became inactive in August of 1989. Subsequent to its closure, the Company identified significant levels of solvents in the groundwater. Subsurface investigations have delineated a plume of contaminants extending from the facility, beneath a neighboring property and into a town public water supply wellfield about 800 feet to the southeast of the property. Since the discovery of contaminants in 1991, the level of contaminants at the facility has decreased. Despite the fact that contaminants continue to move toward the wellfield, the levels at the well field remain within acceptable drinking water standards.

         The Avon property is subject to Massachusetts "Chapter 21E," the state's hazardous site cleanup program. The property is classified as a "Tier 1B" category based on the level of contaminants. Under Tier 1B procedures, the Company may design its own remediation program subject to state oversight, auditing, and scheduling.

         Pursuant to this procedure, the Company, through its licensed consultants, designed a remediation system which is intended to capture the contaminants before they reach the town wells. In July 1996, the program was approved by the Massachusetts Department of Environmental Protection. Construction of the system has been completed and the system is operational. In late 1999, to accelerate the cleanup, the Company installed additional extraction wells closer to the source area and removed the suspected source of contamination. No additional infrastructure is anticipated at this time.


REMEDIATION

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

In fiscal 1997, the Company with the help of independent consultants, determined a range of estimated costs of $9,000,000 to $11,000,000 associated with the various claims and assertions it faces. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 20 years as of April 1, 2000. These estimates are based partly on progress made in determining the magnitude of such costs, experience gained from sites on which remediation is ongoing or has been completed, and the timing and extent of remedial actions required by the applicable governmental authorities. As a result, the Company accrued $10,000,000 in fiscal 1997 for existing estimated environmental remediation and other related costs which the Company believes to be the best estimate of the liability. As of April 1, 2000, the accrual for estimated environmental costs was $9,178,000.

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


OTHER

         On March 3, 1998, Walter Neubauer, a former stockholder of the Company and a current stockholder of SDI, filed a lawsuit in California Superior Court (Case BC186937; Walter Neubauer vs. Andrew Goldfarb, et. al.) against the Company and certain other stockholders alleging (i) breach of fiduciary duty,
(ii) fraud, (iii) negligent misrepresentation, (iv) negligence, (v) violations of corporations code and (vi) breach of contract. The allegations primarily relate to the Company's exercise of an option to acquire Mr. Neubauer's stock in August 1996. In September 1999, five of the six claims were dismissed upon a summary judgement motion made by the Company, including all of the claims against the Company. The remaining claim is against Andrew Goldfarb for alleged violations of oral representations.

         On May 7, 1998, the Company filed a lawsuit against Mr. Neubauer in California Superior Court alleging (i) breach of contract, (ii) intentional interference with business relations and (iii) interference with prospective business advantage. All allegations relate to violations of the noncompetition agreement executed by Mr. Neubauer in August 1996. A preliminary injunction was granted in September 1998. The Company is seeking damages of $50.0 million. The case was consolidated with Mr. Neubauer's action, discussed above.

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


INDEMNIFICATION

         Pursuant to the Recapitalization Agreement, the Selling Group has agreed to indemnify the Company with respect to the after-tax costs of contingent environmental and other liabilities, subject to a cap for all indemnified liabilities of $30 million. In February 1997, a $6.0 million interest bearing escrow account was established by the selling stockholders (the "Deferred Amount") to secure indemnity claims of the Company and others, including with respect to environmental liabilities. Although there can be no assurances, the Company believes that the Deferred Amount should be adequate to cover these liabilities. In the event the Deferred Amount is inadequate to cover the liabilities, the Company has been informed by the individual members of the Selling Group that they will draw upon personal funds to cover such excess costs. If the Selling Group has aggregate indemnification liabilities in respect of environmental matters in excess of $30 million, the Company has agreed to indemnify the Selling Group for such claims to the extent such claims exceed $30 million.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5  -  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
           MATTERS

Not Applicable


ITEM 6  -  SELECTED FINANCIAL DATA

         The following selected consolidated financial information for each of the five fiscal years in the period ended April 1, 2000 has been derived from the audited consolidated financial statements of the Company. The information presented below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes thereto appearing elsewhere herein (in thousands).


                                        March 30,      March 29,   March 28,      April 3,    April 1,
                                         1996           1997        1998           1999        2000
                                       ---------    ---------    ---------      --------     ---------

STATEMENT OF OPERATIONS DATA:
Net sales                               $  52,207    $  56,683    $  64,561      $ 67,701     $  54,607
Cost of goods sold                         32,562       35,729       38,922        41,361        39,794
                                        ---------    ---------    ---------      --------     ---------
Gross profit                               19,645       20,954       25,639        26,340        14,813
Selling, general and
   administrative expenses                  9,107        9,308        8,552         7,213         8,073
Non-recurring expense(1)                       --       10,000        1,250            --            --
                                        ---------    ---------    ---------      --------     ---------
Earnings from operations                   10,538        1,646       15,837        19,127         6,740
Interest and other income                     279          479          510           755           734
Interest expense                           (1,924)      (2,946)     (10,327)      (11,190)      (11,333)
                                        ----------   ----------   ----------     ---------    ----------

Earnings (loss) before taxes,  and
  extraordinary item                        8,893         (821)       6,020         8,692        (3,859)
Taxes (benefit) on earnings (loss)          3,230         (293)       2,406         3,325        (1,525)
                                        ---------    ---------    ---------      --------     ----------

Earnings (loss) before extraordinary
  item                                      5,663         (528)       3,614         5,367        (2,334)
Extraordinary loss, net of tax(2)              --       (1,186)        (986)           --            --
                                        ---------    ---------    ---------      --------     ---------

Net earnings (loss)                     $   5,663    $  (1,714)   $   2,628      $  5,367     $  (2,334)
                                        =========    =========    =========      ========     ==========


BALANCE SHEET DATA (AT PERIOD END)
Total assets                            $  33,668    $ 116,141    $  62,860      $ 70,368     $  71,322
Working capital                            10,387        7,594       16,883        22,079        13,127
Long-term debt, less
   current portion                          9,811       78,916       98,201       102,043        97,475
Stockholders' equity (deficit)             14,885      (53,340)     (56,940)      (51,372)      (53,706)
Dividends declared                            ---          ---          ---           ---            --


(1) Represents $10.0 million non-recurring expense for environmental remediation for fiscal 1997 and $1.3 million non-recurring expense for financial advisory fee for fiscal 1998.
(2) Represents loss on retirement of debt, net of tax benefit.

ITEM 7  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

The following table and discussion should be read in conjunction with the information contained in the consolidated financial statements and notes thereto of the Company appearing elsewhere herein. Unless otherwise stated, all references to years means the Company's fiscal year ending April 1, 2000 (2000), April 3, 1999 (1999), and March 28, 1998 (1998), respectively.

RESULTS OF OPERATIONS (IN MILLIONS)


                                         2000        Percent     1999          Percent      1998       Percent
                                         ----        -------     ----          -------      ----       -------

Net sales                                $54.6      100.0%        $67.7        100.0%       $64.6      100.0%
Gross profit                              14.8       27.1%         26.3         38.9%        25.6       39.7%
Selling, general and administrative
     expenses                              8.1       14.8%          7.2         10.7%         8.5       13.2%
Non-recurring expense                      -          -             -            -            1.3        1.9%
Earnings from operations                   6.7       12.3%         19.1         28.3%        15.8       24.5%
Other income/(expense)                   (10.6)     (19.4%)       (10.4)       (15.4%)       (9.8)     (15.2%)
Extraordinary loss (1)                     -          -             -            -           (1.0)      (1.5%)
Net earnings (loss)                      ($2.3)      (4.3%)        $5.4          7.9%        $2.6        4.1%


 (1) Represents extraordinary loss on retirement of debt, net of tax benefit.


COMPARISON OF THE FISCAL YEAR ENDED 2000 WITH 1999

NET SALES

         The Company's net sales decreased by approximately 19.4% or $13.1 million to $54.6 million for 2000 compared to sales of $67.7 million for 1999. The significant decrease was due to decreasing demand in all product lines. Sales to existing aerospace, industrial process control, and petrochemical customers decreased significantly in 2000. Net non-automotive shipments decreased by approximately 23% in 2000 compared to 1999. Based on current order volume, the Company expects strengthening in the aerospace, industrial process control and petrochemical markets in the near term.

         On the automotive side, sales of airbag initiator products decreased significantly due to weak customer demand on existing programs. The Company's airbag initiator shipments (in units) to its largest customer, Special Devices, Inc. ("SDI") was flat for 2000 compared to 1999. The flat units volume was compounded by a price reduction effected under a supply agreement with SDI and decreases in automotive shipments to other customers. The agreement with SDI was effective March 18, 1999 and expires on December 31, 2002. Overall, revenue from all automotive shipments decreased approximately 14% in 2000 compared to 1999. Based on current order volume, the Company expects no significant change in revenue from automotive products over the near term. For the longer term, the Company expects SDI's unit volume to decrease as a result of the recent purchase of SDI's largest domestic competitor by SDI's largest customer.


GROSS PROFIT

         Gross profit decreased by approximately 43.7% or $11.5 million, to $14.8 million for 2000 compared to $26.3 million for 1999. Gross margin decreased to 27.1% for 2000 from 38.9% for 1999.

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


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("S,G&A") expenses increased by approximately 12.5% or $0.9 million to $8.1 million for 2000 compared to $7.2 million for 1999. S,G&A expenses as a percent to sales increased to 14.8% in 2000 from 10.7% for 1999.

         The $0.9 million increase in S,G&A expenses was primarily attributable to the write off of due diligence costs associated with two abandoned acquisitions as well as severance costs incurred from the termination of certain management employment contracts. The increase in the percentage of S,G&A expenses to sales reflects the impact of the abandoned acquisition costs and severance costs spread over decreased sales compared to 1999.

EARNINGS FROM OPERATIONS

         Operating earnings decreased $12.4 million to $6.7 million for 2000 compared to $19.1 million for 1999. The significant decrease in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the decrease in gross profit, gross margin and S,G&A expenses as a percent to sales.

OTHER EXPENSE, NET

         Other expense, net (which is predominantly net interest expense) increased 1.9% or $0.2 million to $10.6 million in 2000 compared to $10.4 million in 1999. The $0.2 million increase was attributable to additional interest expense incurred from additional indebtedness and net of increased interest income recognized in 2000 compared to 1999. The Company has $104.5 million of indebtedness as of April 1, 2000 compared to $103.2 million at April 3, 1999.

NET EARNINGS

         Net earnings decreased by approximately $7.7 million to a net loss of $2.3 million for 2000 from net earnings of $5.4 million in 1999. The decrease in net earnings was primarily attributable to the decrease in earnings from operations and the increase in interest expense (discussed above).


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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $0.1 million for 2000 compared to $7.0 million for 1999. The decrease of $6.9 million was primarily attributable to decreased net earnings (discussed above).

         Net cash used in investing activities was $1.6 million for 2000 compared to $2.2 million for 1999.

         Net cash used in financing activities was $1.3 million for 2000 compared to $0.8 million for 1999.

         As of April 1, 2000, the Company's outstanding indebtedness was $104.5 million, consisting of $90.0 million principal amount of the senior subordinated notes and $14.5 million of other borrowings. The Company amended the Revolving Credit Facility ("the Agreement") subsequent to its debt offering to augment its liquidity requirements by increasing the size of the facility to $20.0 million. Borrowings under the Agreement may be used for general and other corporate purposes. The Agreement provides for interest on outstanding balances at the bank's prime rate plus 1-1/4% and is collateralized by accounts receivable and inventories of the Company. At April 1, 2000 there was $17,570,000 available under the Agreement. The Agreement includes covenants requiring maintenance of certain financial ratios. At April 1, 2000 and April 3, 1999 there were no borrowings outstanding under the Agreement and the Company was in compliance with the required financial ratios..

         The Company has a current Capital Lease Line of $2.6 million for financing manufacturing equipment expiring June 30, 2000. The agreement provides for three year or five year terms with interest at 2.20% above the bank's index rate. The bank's index rate is the U.S. Treasury Note bond-equivalent yield per annum corresponding to the average life of the lease. At April 1, 2000 and April 3, 1999, there was $5.1 million and $3.8 million, respectively, outstanding under the capital leases, respectively.

         The Company believes that cash flow from operations and the availability of borrowings under the Revolving Credit Facility and Capital Lease Line will provide adequate funds for ongoing operations, planned capital expenditures and debt service during the terms of such facilities.

         Capital expenditures for fiscal 2001 are expected to focus on vertical integration with investments in equipment to expand manufacturing capacity in machining, glass production, sealing and plating, as well as automation equipment to lower production costs on the high volume production lines. Expected capital expenditures for fiscal 2001 are approximately $3.5 million and will be financed through working capital and the Capital Lease Line.


YEAR 2000 ISSUE

         To date we have not experienced any Year 2000 issues. In addition, we believe that it is unlikely we will experience any significant Year 2000 issues in the future.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company has no Derivative Instruments and Hedging Activities as defined in SFAS No. 133.

         In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". The Company does not believe that the SAB will have any impact on the Company's financial statements.

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

         The Company is exposed to market risk from changes in interest rates on the Company's Revolving Credit Facility. At April 1, 2000, the Company had no outstanding borrowings under the line of credit and, therefore, changes in interest rates would have no impact on the Company's results of operations.

ITEM 8  -  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


INDEX TO FINANCIAL STATEMENTS                                                   PAGE

Report of Independent Accountants                                                 21

Consolidated Balance Sheets as of April 1, 2000 and
  April 3, 1999                                                                   22

Consolidated Statements of Operations for the years ended
  April 1, 2000, April 3, 1999 and March 28, 1998                                 23

Consolidated Statements of Stockholder's Equity (Deficit) for the years ended
  April 1, 2000, April 3, 1999 and March 28, 1998                                 24

Consolidated Statements of Cash Flows for the years ended
  April 1, 2000, April 3, 1999 and March 28, 1998                                 25

Notes to Consolidated Financial Statements                                        26

Schedule II - Valuation and Qualifying Accounts                                   38


All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements, the notes thereto, is not applicable, or not required.

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
HCC Industries Inc. and Subsidiaries
Rosemead, California


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HCC Industries Inc. and Subsidiaries at April 1, 2000 and April 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 1, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.



/s/ PricewaterhouseCoopers LLP
Los Angeles, California
June 2, 2000

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS

                                                                             APRIL 1,        APRIL 3,
                                                                              2000             1999
                                                                            ---------        ---------
CURRENT ASSETS:
    Cash and cash equivalents                                               $  14,537        $  17,395
    Trade accounts receivable, less allowance for
       doubtful accounts of $51 at April 1, 2000
       and $46 at April 3, 1999                                                10,041            9,834
    Inventories                                                                 4,515            4,370
    Income taxes receivable                                                     2,255              403
    Prepaid and other current assets                                              728              695
                                                                            ---------        ---------

              Total current assets                                             32,076           32,697

PROPERTY, PLANT AND EQUIPMENT, NET                                             21,605           19,153

OTHER ASSETS:
    Intangible assets                                                           5,063            5,352
    Deferred financing costs                                                    2,727            3,108
    Deferred income taxes                                                       4,100            4,275
    Restricted cash                                                             6,197            6,120
                                                                            ---------        ---------

              TOTAL ASSETS                                                  $  71,768        $  70,705
                                                                            =========        =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Current portion of long-term debt                                       $   6,994        $   1,125
    Accounts payable                                                            2,950            2,449
    Accrued liabilities                                                         8,877            7,044
                                                                            ---------        ---------

                  Total current liabilities                                    18,821           10,618

LONG TERM LIABILITIES:
    Long-term debt, net of current portion                                     97,475          102,043
    Other long-term liabilities                                                 9,178            9,416
                                                                            ---------        ---------
                                                                              125,474          122,077
                                                                            ---------          -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock; $.10 par value; authorized 550,000
       shares, issued and outstanding 135,495 shares at
       April 1, 2000 and April 3, 1999                                             14               14
    Additional paid-in capital                                                    200              200
    Accumulated deficit                                                       (53,920)         (51,586)
                                                                            ---------        ---------

TOTAL STOCKHOLDERS' DEFICIT                                                   (53,706)         (51,372)
                                                                            ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $  71,768         $ 70,705
                                                                            =========        =========


  The accompanying notes are an integral part of these consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                                    FOR THE YEAR ENDED
                                                                     ----------------------------------------------
                                                                      APRIL 1,         APRIL 3,          MARCH 28,
                                                                       2000             1999                1998
                                                                     --------         --------          -----------

NET SALES                                                            $    54,607      $    67,701       $    64,561
Cost of goods sold                                                        39,794           41,361            38,922
                                                                     -----------      -----------       -----------

GROSS PROFIT                                                              14,813           26,340            25,639

Selling, general and administrative expenses                               8,073            7,213             8,552
Non-recurring expense                                                        ---              ---             1,250
                                                                     -----------      -----------       -----------

EARNINGS FROM OPERATIONS                                                   6,740           19,127            15,837
                                                                     -----------      -----------       -----------

OTHER INCOME (EXPENSE):
     Interest and other income                                               734              755               510
     Interest expense                                                    (11,333)         (11,190)          (10,327)
                                                                     ------------     -----------       -----------

         Total other expenses, net                                       (10,599)         (10,435)           (9,817)
                                                                     ------------     -----------       -----------

EARNINGS (LOSS) BEFORE TAXES AND EXTRAORDINARY ITEM                       (3,859)           8,692             6,020
Taxes (benefit) on earnings (loss)                                        (1,525)           3,325             2,406
                                                                     ------------     -----------       -----------

Earnings (loss) before extraordinary item                                 (2,334)           5,367             3,614

Extraordinary loss on retirement of debt, net
     of tax benefit of $656 (1998)                                           ---              ---              (986)
                                                                     -----------      -----------       -----------

NET EARNINGS (LOSS)                                                  $    (2,334)     $     5,367       $     2,628
                                                                     ============     ===========       ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                           Common Stock     Additional   Retained       Total
                                           ------------      Paid-in     Earnings     Stockholders'
                                          Shares   Amount    Capital     (Deficit)   Equity(deficit)
                                          ---------------    -------     ---------   ---------------

BALANCE, MARCH 29, 1997                    144     $  14     $    --     $(53,354)    $(53,340)

     Repurchases of stock                   (9)       (1)         --       (6,227)      (6,228)

     Net earnings                          ---        ---         --        2,628        2,628
                                           ---       ----       ----      --------      ------

BALANCE, MARCH 28, 1998                    135         13        ---      (56,953)     (56,940)

     Sale of stock                         ---          1        200          ---          201

     Net earnings                          ---        ---         --        5,367        5,367
                                           ---       ----       ----      --------       ------

BALANCE, APRIL 3, 1999                     135         14        200      (51,586)     (51,372)

     Net loss                              ---        ---        ---       (2,334)      (2,334)
                                           ---       ----       ----     ---------      -------

BALANCE, APRIL 1, 2000                     135       $ 14    $   200     $(53,920)     $(53,706)
                                           ===       ====    =======      ========     ========


   The accompanying notes are an integral part of these consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                           For The Year Ended
                                                                                 ---------------------------------------
                                                                                    April 1      April 3,      March 28,
                                                                                     2000         1999          1998
                                                                                 ----------     ----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                              $  (2,334)     $   5,367     $  2,628
Reconciliation of net earnings (loss) to net cash
   provided by operating activities:
     Depreciation                                                                    1,773          1,684        1,442
     Amortization                                                                      670            715          715
     Deferred income taxes                                                             108           (333)      (1,111)
     Extraordinary loss                                                                ---            ---          986
     Non-cash expense                                                                  ---          1,085        3,000
     Changes in operating assets and liabilities:
         (Increase) decrease in trade accounts receivable, net                        (207)           302       (2,853)
         (Increase) decrease in inventories                                           (145)           240           25
         (Increase) in other assets                                                    (43)          (159)         (91)
         Increase in other liabilities                                               1,595            120          810
         (Decrease) increase in accounts payable
           and income taxes payable/receivable                                      (1,351)        (2,033)       3,120
                                                                                 ----------     ----------    --------

              Net cash provided by operating activities                                 66          6,988        8,671
                                                                                 ---------      ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                     (1,644)        (2,242)      (1,666)
     Business acquisition                                                              ---            ---       (2,200)
                                                                                 ---------      ---------     ---------

         Net cash used in investing activities                                      (1,644)        (2,242)      (3,866)
                                                                                 ---------      ----------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt                                           (1,280)          (993)     (80,607)
     Proceeds from issuance of long-term debt                                          ---            ---       90,000
     Repurchases of stock                                                              ---            ---       (3,728)
     Deferred financing costs                                                          ---            ---       (3,870)
     Sale of stock                                                                     ---            201          ---
                                                                                 ---------      ---------     --------

         Net cash (used in) provided by financing
              activities                                                            (1,280)          (792)       1,795
                                                                                 ----------     ----------    --------

Net (decrease) increase in cash and cash equivalents                                (2,858)         3,954        6,600

Cash and cash equivalents at beginning of period                                    17,395         13,441        6,841
                                                                                 ---------      ---------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  14,537      $  17,395     $ 13,441
                                                                                 =========      =========     ========

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
     Capital lease obligations and mortgages                                     $   2,581      $   3,978     $  1,796
     Notes payable to stockholders                                                     ---            ---        2,500
     Bonus notes payable to employees                                                  ---          1,085        3,000


   The accompanying notes are an integral part of these consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

General

HCC Industries Inc. and Subsidiaries ("HCC" or "Company") was incorporated in Delaware in 1985. HCC designs, manufactures and markets broad lines of state-of-the-art, high precision electronic connection devices known as hermetic seals. The Company's products are sold primarily in North America and Europe to the aerospace, energy, telecommunications, test and measurement and automotive industries.

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

In addition, in connection with the Recapitalization, a $6,000,000 interest bearing escrow account was established by the selling stockholders to fund certain contingencies and/or items specifically indemnified by the selling stockholders. The escrow account has been classified as restricted cash on the consolidated balance sheet. The restricted cash escrow balance was $6,197,000 at April 1, 2000 and $6,120,000 at April 3, 1999. Any funds remaining in this account upon satisfaction of conditions specified in the escrow agreement, will be paid to the selling stockholders.

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

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

Revenue Recognition

The Company generally manufactures products under both individual firm purchase orders and fixed price, long-term production contracts. The contracts vary in length, but generally are completed within 12 to 24 months. Sales under individual purchase orders and long-term production contracts are recognized at the time units are shipped.

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

Sales to the Company's four largest customers accounted for 47% (2000), 44%
(1999), and 42% (1998) of total sales. At April 1, 2000 and April 3, 1999, the four largest customers accounted for approximately 61% and 42% of total accounts receivable, respectively. Sales to Special Devices, Incorporated ("SDI") were $21,193,000, $24,642,000, and $23,836,000 for the fiscal years 2000, 1999, and
1998, respectively. Accounts receivable from SDI as of April 1, 2000 and April 3, 1999 were $4,713,000 and $3,016,000, respectively.

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

Intangible Assets

The excess of purchase price over net assets acquired is amortized on a straight-line basis over the estimated useful lives of the respective assets of 14 to 40 years. Amortization expense was $289,000 (2000), $291,000 (1999), and
$264,000 (1998). Accumulated amortization on the excess purchase price over net assets acquired was $2,538,000 and $2,249,000 as of April 1, 2000 and April 3, 1999.

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

Recently Issued Accounting Standards

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company has no Derivative Instruments and Hedging Activities as defined in SFAS No. 133.

         In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". The Company does not believe that the SAB will have any impact on the Company's financial statements.


2.       INVENTORIES:


         Inventories consist of the following (in thousands):
                                                                      April 1,          April 3,
                                                                       2000               1999
                                                                     ---------        -----------
         Raw materials and component parts                           $   3,036        $     2,279
         Work in process                                                 1,479              2,091
                                                                     ---------        -----------

                                                                     $   4,515        $     4,370
                                                                     =========        ===========


                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3.       PROPERTY, PLANT AND EQUIPMENT:


         Property, plant and equipment consist of the following (in thousands):

                                                                            April 1,         April 3,
                                                                             2000             1999
                                                                          ----------        ---------

         Land                                                             $    4,017        $   4,017
         Buildings and improvements                                            9,160            8,699
         Furniture, fixtures and equipment                                    19,043           15,278
                                                                          ----------        ---------

                                                                              32,220           27,994
         Less accumulated depreciation                                       (10,615)          (8,841)
                                                                          ----------        ---------
                                                                          $   21,605        $  19,153
                                                                          ==========        =========



4        LONG-TERM DEBT:


         Long-term debt consists of the following (in thousands):
                                                                            April 1,         April 3,
                                                                             2000             1999
                                                                          ----------        ---------
         10 3/4% Senior Subordinated Notes - interest payable
         semi-annually; due May 15, 2007                                  $   90,000        $  90,000

         Subordinated Notes due Selling Shareholders -
         12% interest payable semi-annually; due March 28, 2001                2,500            2,500

         Subordinated Bonus Notes - 10% interest payable semi-annually;
         $3,000,000 due March 28, 2001 and
         $1,085,000 due April 3, 2002                                          4,085            4,085

         Term loans on land, building and improvements -
         8% interest payable monthly; due May 2008                             2,762            2,762


         Other                                                                 5,122            3,821
                                                                          ----------        ---------

                                                                             104,469          103,168
         Less current portion                                                  6,994            1,125
                                                                          ----------        ---------

                                                                          $   97,475        $ 102,043
                                                                          ==========        =========


In issuing the 10 3/4% Senior Subordinated Notes ("Notes"), the Company incurred $3,870,000 in deferred financing costs. These costs are being amortized using the straight-line method over the term of the respective notes. For the year ended April 1, 2000, the Company incurred amortization expense of $381,000 on the deferred financing costs. The fair value of the Notes may vary from time to time based on the Company's operating performance and other market related factors external to the Company. Presently, the Company believes the fair value of the Notes to be significantly less than the carrying value.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The Senior Subordinated Notes are redeemable at the option of the Company commencing on May 15 of the year set forth below at the redemption prices also set forth below:


                                                                  Redemption
                  Period                                             Price
                  ------                                             -----
                  2002 ...............................................105.375%
                  2003 ...............................................103.583%
                  2004 ...............................................101.792%
                  2005 and thereafter ................................100.000%


Minimum payments due under long-term debt as of April 1, 2000 are as follows (in thousands):


                  Fiscal
                  Year                                            Amount
                  ----                                            ------

                  2001                                            $  6,994
                  2002                                               2,429
                  2003                                               1,154
                  2004                                                 726
                  2005                                                 434
                  2006 and thereafter                               92,732
                                                                  --------

                                                                  $104,469
                                                                  ========


Cash payments for interest were $10,906,000 (2000), $10,752,000 (1999) and
$6,893,000 (1998).


5.       LINES OF CREDIT:

The Company has a revolving credit facility agreement, as amended on November 3, 1999, (the "Agreement") of up to $20,000,000 expiring on February 14, 2002. The Agreement provides for interest on outstanding balances at the bank's prime rate plus 1-1/4% and is collateralized by accounts receivable and inventories of the Company. At April 1, 2000 and April 3, 1999, the prime rate was 9.00% and 7.75%, respectively. At April 1, 2000 there was $17,570,000 available under the Agreement. The Agreement includes covenants requiring maintenance of certain financial ratios. At April 1, 2000 and April 3, 1999 there were no borrowings outstanding under the Agreement.

The Company has a capital lease line of credit of $2,600,000 for financing manufacturing equipment expiring June 30, 2000. The agreement provides for three year or five year terms with interest at 2.20% above the bank's index rate. The bank's index rate is the U.S. Treasury Note bond-equivalent yield per annum corresponding to the average life of the lease. At April 1, 2000 and April 3, 1999 there were $5,122,000 and $3,821,000 in borrowings outstanding under the capital leases, respectively.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.       TAXES ON EARNINGS:

The components of income tax expense (benefit) consist of the following (in thousands):


                                                              2000            1999            1998
                                                           -----------      --------         -------
                  Current:
                      Federal                              $   (1,341)      $   3,090        $  2,392
                      State                                      (292)            568             469
                                                           -----------      ---------        --------
                                                               (1,633)          3,658           2,861
                                                           -----------      ---------        --------

                  Deferred:
                      Federal                                      91            (290)           (942)
                      State                                        17             (43)           (169)
                                                           ----------       ---------        --------
                                                                  108            (333)         (1,111)
                                                           ----------       ---------        --------

                                                           $   (1,525)      $   3,325        $  1,750
                                                           ===========      =========        ========


The Company's effective tax rate differs from the statutory federal income tax rate as follows:


                                                             2000              1999            1998
                                                           ----------       --------         ------

     Tax provision (benefit) at the statutory rate           (34.0%)          34.0%            34.0%
     Nondeductible expenses                                    2.1%            1.0%             2.2%
     State taxes, net of federal benefit                      (4.7%)           4.0%             4.6%
     Other                                                    (2.9%)          (0.7%)           (0.8%)
                                                           ---------        -------          -------
                                                             (39.5%)          38.3%            40.0%
                                                           =========        =======          =======


The components of the net deferred taxes are as follows (in thousands):


                                                            April 1,         April 3,
                                                              2000             1999
                                                           ----------       ---------
     Deferred Tax Assets:
         Environmental liabilities                         $    3,671       $   3,766
         Accrued bonus and other                                1,928           1,862
                                                           ----------       ---------
                                                                5,599           5,628
     Deferred Tax Liabilities:
         Depreciation and other                                (1,205)         (1,126)
                                                           ----------       ---------

     Deferred Tax Asset, net                               $    4,394       $   4,502
                                                           ==========       =========


Cash tax payments were $239,000 (2000), $5,302,000 (1999), and $859,000 (1998).

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.       CAPITAL STOCK:

The Company is authorized to issue an aggregate of 550,000 shares of common stock. These shares may be issued in four different classes (A, B, C or D shares) which differ only in voting rights per share as follows:


                                               Voting Rights
                       Class                     Per Share
                                                 ---------
                         A                           1
                         B                           1
                         C                         None
                         D                          10


The changes in each class of common shares for each of the three years in the period ended April 1, 2000 are as follows (in thousands):


                                                    Class of Common Stock
                               -------------------------------------------------------------
                                        A             B              C               D             Total
                                                                                               --------------
                                          Par            Par            Par            Par              Par
                                 Shares  Value  Shares  Value  Shares   Value  Shares  Value   Shares   Value
                                 ------  -----  ------  -----  ------   -----  ------  -----   ------   -----
Balance - March 29, 1997           111   $ 10      28   $  3        4    $ 1        1   $ --      144    $ 14
   Repurchase of Stock              (8)    (1)     (1)   ---       --    ---       --     --       (9)     (1)
                               -------   ----      --   ----       --    ---       --   ----   ------    ----

Balance - March 28, 1998           103      9      27      3        4      1        1     --      135      13
   Sale of Stock                   ---      1     ---    ---       --    ---       --     --       --       1
                               -------   ----    ----   ----       --    ---       --   ----   ------    ----

Balance - April 3, 1999            103     10      27      3        4      1        1     --      135      14
                               -------   ----      --   ----        -    ---        -   ----   ------    ----

Balance - April 1, 2000            103   $ 10      27   $  3        4    $ 1        1   $ --      135    $ 14
                               =======   ====      ==   ====        =    ===        =   ====   ======    ====


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

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company granted options to purchase 2,500, 470 and 470 shares of common stock for the fiscal years 2000, 1999, and 1998, respectively, with an exercise price of $370 per share, which is equal to the fair value of common stock at the date of grant, except for 1,000 shares in fiscal year 2000 with an exercise price below estimated fair market value. Such difference will be recognized as additional compensation expense on a straight line basis over the vesting period of the underlying options. At April 1, 2000 1,420 options were exercisable and options to purchase 4,062 shares of common stock remained available for grant.

The weighted average fair value of each option granted was estimated on the date of grant to be approximately $100 using the minimum value method with the following assumptions (i) risk-free interest rate of 6.38%, 5.48% and 6.43% for fiscal 2000, 1999 and 1998, respectively, (ii) expected option life of 5 years,
(iii) forfeiture rate of 0 and (iv) no expected dividends.

The Company has adopted the disclosure only provisions of SFAS No. 123. For the years ended April 1, 2000, April 3, 1999 and March 28, 1998, had the Company recognized compensation expense in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", net
(loss) earnings would have been ($2,566,000), $5,135,000 and $2,406,000, respectively.

8.       EMPLOYEE BENEFIT PLANS:

In 1993, the Company adopted the HCC Savings and Investment Plan (the "Plan") which covers all eligible full-time employees. The Company established the Plan to meet the requirements of a qualified retirement plan pursuant to the provisions of Section 401(k) of the Internal Revenue Code. The Plan provides participants the opportunity to make tax deferred contributions to a retirement trust account in amounts up to 15% of their gross wages. The Company has elected to make matching contributions in amounts that may change from year to year. The Company contributed $572,000 (2000), $536,000 (1999) and $466,000 (1998) in
matching contributions to the Plan.

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

         In fiscal 1997, the Company with the help of independent consultants, determined a range of estimated costs of $9,000,000 to $11,000,000 associated with the various claims and assertions it faces. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 20 years as of April 1, 2000. These estimates are based partly on progress made in determining the magnitude of such costs, experience gained from sites on which remediation is ongoing or has been completed, and the timing and extent of remedial actions required by the applicable governmental authorities. As a result, the Company accrued $10,000,000 in fiscal 1997 for existing estimated environmental remediation and other related costs which the Company believes to be the best estimate of the liability. As of April 1, 2000, the accrual for estimated environmental costs was $9,178,000. Actual expenditures for environmental remediation for each of the three years in the period ended April 1,2000 were $238,000 (2000), $203,000 (1999) and $381,000 (1998).

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

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Other

         On March 3, 1998, Walter Neubauer, a former stockholder of the Company and a current stockholder of SDI, filed a lawsuit in California Superior Court (Case BC186937; Walter Neubauer vs. Andrew Goldfarb, et. al.) against the Company and certain other stockholders alleging (i) breach of fiduciary duty,
(ii) fraud, (iii) negligent misrepresentation, (iv) negligence, (v) violations of corporations code and (vi) breach of contract. The allegations primarily relate to the Company's exercise of an option to acquire Mr. Neubauer's stock in August 1996. In September 1999, five of the six claims were dismissed upon a summary judgement motion made by the Company, including all of the claims against the Company. The remaining claim is against Andrew Goldfarb for alleged violations of oral representations.

         On May 7, 1998, the Company filed a lawsuit against Mr. Neubauer in California Superior Court alleging (i) breach of contract, (ii) intentional interference with business relations and (iii) interference with prospective business advantage. All allegations relate to violations of the noncompetition agreement executed by Mr. Neubauer in August 1996. A preliminary injunction was granted in September 1998. The Company is seeking damages of $50.0 million. The case was consolidated with Mr. Neubauer's action, discussed above.

In addition to the above, the Company is involved in other claims and litigation arising in the normal course of business. Based on the advice of counsel and in the opinion of management, the ultimate resolution of these matters will not have a significant effect on the financial position or the results of operations of the Company.

Indemnification

Pursuant to the Recapitalization Agreement, the Selling Group has agreed to indemnify the Company with respect to the after-tax costs of contingent environmental and other liabilities, subject to a cap for all indemnified liabilities of $30 million. In February 1997, a $6.0 million interest bearing escrow account was established by the selling stockholders (the "Deferred Amount") to secure indemnity claims of the Company and others, including with respect to environmental liabilities.


10.      RELATED PARTY TRANSACTIONS:

For the year ended April 1, 2000 the Company paid a total of $218,000 in fees to Windward Capital Partners consisting of an annual management fee of $125,000 and expenses totaling $93,000. For the year ended April 3, 1999 the Company paid a total of $152,000 in fees to Windward Capital Partners consisting of an annual management fee of $125,000 and expenses totaling $27,000. For the year ended March 28, 1998, the Company paid a total of $1,466,000 in fees to Windward Capital Partners consisting of a non-recurring financial advisory fee of $1,250,000, an annual management fee of $125,000 and expenses totaling $91,000.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                        ADDITIONS--
                                                           BALANCE        CHARGED      DEDUCTIONS--
                                                             AT          TO COSTS      UNCOLLECTIBLE    BALANCE
                                                          BEGINNING         AND          ACCOUNTS       AT END
                                                           OF YEAR       EXPENSES       WRITE OFFS      OF YEAR
                                                          ---------      ---------      ----------      -------
2000
     Allowance for doubtful accounts                      $     46       $      11      $       6       $     51
                                                          ========       =========      =========       ========

1999
     Allowance for doubtful accounts                      $     40       $       6      $     ---       $     46
                                                          ========       =========      =========       ========

1998
     Allowance for doubtful accounts                      $     40       $     ---      $     ---       $     40
                                                          ========       =========      =========       ========


ITEM 9  -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 10  -   DIRECTORS AND EXECUTIVE OFFICERS FOR THE REGISTRANT

                                   MANAGEMENT

         The following table sets forth certain information concerning the directors and executive officers of the Company. Each director is elected for a one (1) year term or until such person's successor is duly elected and qualified.


Name                                       Age                              Position
----                                       ---                              --------
Robert Rau                                 62             Director of HCC, Chairman
Richard Ferraid                            44             Director, President and Chief Executive Officer of HCC
Christopher H. Bateman                     48             Director, Vice President and Chief Financial Officer of HCC
Andy Goldfarb                              52             Director of HCC
Robert H. Barton III                       66             Director of HCC
Gary L. Swenson                            62             Director of HCC
Thomas J. Sikorski                         39             Director of HCC
John M. Leonis                             66             Director of HCC
Fred Hauser                                63             Director of HCC


     Mr. Rau was elected a director of HCC in July 1998. Mr. Rau recently retired as President of the Aerostructures Group of The BFGoodrich Company. Prior to its merger with BFGoodrich, Mr. Rau was President and Chief Executive Officer of Rohr, Inc. from 1993 to 1997. Before joining Rohr, he was an Executive Vice President of Parker Hannifin Corporation and President of its Aerospace Sector. In addition, Mr. Rau is a past member of the Board of Governors of the Aerospace Industries Association, a past Chairman of the General Aviation Manufacturers Association, a member of the Board of Trustees of Whittier College and a member of the Board of Directors of Primex Technologies Corp. and Willis Lease Finance Corporation.

     Mr. Ferraid joined the Company in 1992 and currently serves as the President and Chief Executive Officer of HCC. Prior to becoming the President and CEO of HCC in March 2000, he has served in various capacities including President of Glasseal from 1994-2000. Mr. Ferraid became a director of the Company in February 1997 following the consummation of the Recapitalization. Mr. Ferraid previously worked at Electrical Industries, a competitor of the Company. Mr. Ferraid has over 20 years of experience in the GTMS industry.

     Mr. Bateman joined the Company in 1986 and has served in various capacities. He currently serves as a Vice President and the Chief Financial Officer of HCC. Mr. Bateman has been a director of the Company since 1989. Prior to joining HCC, Mr. Bateman worked for Touche Ross & Co. from 1978 through 1986.

     Mr. Goldfarb retired as Chairman, Chief Executive Officer and President of HCC in January 2000 after having served in various capacities since 1976. Mr. Goldfarb has been a director of the Company since 1979 and continues to serve the Company in that role.

     Mr. Barton was elected a director of HCC in February 1997 following the consummation of the Recapitalization. Mr. Barton was elected Chairman of French Holdings, Inc. in October 1996 and Chairman and CEO of Meridian Automotive Systems, Inc. in April 1997. Mr. Barton was Chairman, President and Chief Executive Officer of Alcoa Fujikura Ltd. from May 1984 to December 1996. He currently serves on the Board of Directors of and as senior advisor to Alcoa Fujikura Ltd., and is Chairman, President and Chief Executive Officer of Meridian Automotive Systems, Inc.

     Mr. Swenson was elected a director of HCC in February 1997 following the consummation of the Recapitalization. Mr. Swenson has been President and Senior Managing Director of Windward Capital Partners, L.P. since its founding in 1994, and was a Managing Director of CS First Boston Corporation from 1974 to 1994. Mr. Swenson currently serves on the Board of Directors of Furr's Supermarkets, Inc. and Meridian Automotive Systems, Inc. Mr. Swenson is Mr. Sikorski's father-in-law.

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

     Mr. Leonis was elected a director of HCC in July 1997. Mr. Leonis retired as Chairman of the Board of Directors of Litton Industries, Inc. in April 1999. Mr. Leonis worked at Litton Industries in various capacities for over 36 years. Mr. Leonis currently serves as a member of the Board of Directors of Litton Industries.

     Mr. Hauser was elected a director of HCC in April 1999. Mr. Hauser retired from Metropolitan Life Insurance Company in 1997 as Senior Vice President and Corporate Controller after 39 years with the company. Mr. Hauser has served as a director of METMOR, MetLife's mortgage banking operations, and MetLife Securities, a broker dealer. Mr. Hauser has also served on the board of the New York chapter of the Financial Executives Institute, an organization of Chief Financial Officers, Treasurers and Controllers of major corporations, and was its President in 1993-1994.


ITEM 11  -  EXECUTIVE COMPENSATION

         The following table sets forth the total value of compensation received by the Chief Executive Officer and the two most highly compensated executive officers, other than the Chief Executive Officer, who served as executive officers of the Company as of April 1, 2000, (collectively with the Chief Executive Officer, the "Named Executive Officers") for services rendered in all capacities to the Company for the year ended April 1, 2000.

                         SUMMARY COMPENSATION TABLE (1)


                                                                                LONG-TERM
                                                                              COMPENSATION -
                                                                                NUMBER OF
                                                        ANNUAL COMPENSATION     SECURITIES
                                              FISCAL    -------------------     UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                    YEAR     SALARY       BONUS       OPTIONS       COMPENSATION(2)
                                               ----     -----        -----       -------       ------------
Richard Ferraid                                2000  $218,806      $   51,150       ---          $  13,590
    Chief Executive Officer and                1999  $205,418      $   40,000       ---          $  13,608
     President of HCC                          1998  $201,150      $   40,000       ---          $  13,608

Christopher Bateman                            2000  $207,874      $   51,150       ---          $  20,058
    Chief Financial Officer and                1999  $205,418      $   20,000       ---          $  24,033
    Vice President of HCC                      1998  $201,150      $   20,000       ---          $  24,070

Andrew Goldfarb (Retired)                      2000  $311,491      $   77,873       ---          $  33,627
    Former Chairman of the Board               1999  $308,045      $  105,000       ---          $  29,697
    of Directors, Chief Executive              1998  $301,725      $  105,000       ---          $  22,491
    Officer and President of HCC


 (1) None of the executive officers has received perquisites the value of which exceeded the lesser of $50,000 or 10% of the salary and bonus of such executive officer.
 (2) For 2000 all other compensation included the following amounts: Mr. Goldfarb, $6,000 of Company contributions into the Company's 401(k) plan, $2,042 for automobile allowance and $25,585 for allocated life insurance; Mr. Bateman, $6,000 for Company contributions into the Company's 401(k) plan, $13,698 for automobile allowance and $360 for allocated life insurance; Mr. Ferraid, $6,000 for Company contributions into the Company's 401(k) plan, $7,350 for automobile allowance and $240 for allocated life insurance.

                             GRANTS OF STOCK OPTIONS

         Options on 2,500 shares were granted to Mr. Ferraid during the fiscal year ended April 1, 2000. The options vest at 1/3 per year over the next 3 years.

         The following table sets forth information concerning the value of unexercised options held by the Named Executive Officers. The Named Executive Officers did not exercise any options during the fiscal year ended April 1, 2000.


                                                               OPTIONS OUTSTANDING AT APRIL 1, 2000
                                                      -----------------------------------------------------
                                                      NUMBER OF SHARES                 VALUE OF UNEXERCISED
                                                       UNDER OPTION -                        OPTIONS -
                                                        EXERCISABLE/                       EXERCISABLE/
NAME                                                   UNEXERCISABLE                       UNEXERCISABLE
                                                      -----------------                 -------------------
Richard Ferraid                                        244 / 5,846(1)                     $ - /$370,000
Christopher Bateman                                    244 / 2,952(1)                       $ - / $ -


----------------
(1) There is no public market for the Company's stock. The fair market value of a share of Common Stock is assumed to be equal to the exercise price per share of the options held by the Named Executive Officers.

EMPLOYMENT AGREEMENTS

     In March 2000, Richard Ferraid entered into an employment agreement with HCC (the "Employment Agreement"). Pursuant to the Employment Agreement, Mr. Ferraid will be employed by HCC until March 31, 2003 provided that HCC may terminate Mr. Ferraid by reason of disability, death or for good cause (as defined in the Employment Agreement). Upon termination by the Company for reasons other than death, disability or good cause, Mr. Ferraid will be entitled to receive salary and benefits for a period of 24 months. The agreement provides for a base salary to be determined in accordance with HCC's policies and an annual bonus contingent on certain performance-based criteria. Pursuant to the terms of the agreement, Mr. Ferraid, during the term of the Employment Agreement and a one year period thereafter, may not solicit customers of the Company, engage in business with any competing entity or induce any other employee of the Company to leave his or her employment with the Company.

     Mr. Goldfarb's employment with the Company expired on April 1, 2000. Presently, a consulting agreement is being negotiated with Mr. Goldfarb. While an agreement has not been finalized, the Company expects to execute an agreement shortly that compensates Mr. Goldfarb at $156,000 per year for consulting services and certain non-compete provisions. The agreement is expected to have a two-year term.

     Mr. Rau served as the Chief Executive Officer (CEO) of the Company from January 3, 2000 through March 8, 2000 (when Mr. Ferraid was named CEO) and has agreed to serve as the Non-Executive Chairman of the Company for a one year period ending December 31, 2000. Mr. Rau's compensation for the period will be $450,000 of which $200,000 was paid in the fiscal year ended April 1, 2000. If Mr. Rau continues to serve in this capacity after January 1, 2001, his annual compensation will be $80,000 per year. Mr. Rau was also given an option to purchase 2,450 shares of HCC stock at a price of $50,000, which purchase was made in June 2000.

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

     The Management Performance Options and Director Performance Options were granted subject to a vesting schedule providing for 50% of each series of options to vest upon a Change of Control in which the Windward Group realizes a 30% compounded annual rate of return on its aggregate equity investment in the Company and the remaining 50% of each series of options vesting upon a Change of Control in which Windward Group realizes a 40% compounded annual rate of return on its aggregate equity investment in the Company. As of April 1, 2000, 18,825 options have been granted under the Option Plan which entitle the holders to purchase upon vesting 18,825 shares of Common Stock at an exercise price of $370.49 per share. An additional 4,062 options may be granted under the Option Plan.

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


DIRECTOR COMPENSATION

     Each of Messrs. Barton, Leonis, Rau and Hauser receive an annual fee of $20,000. In addition, Mr. Rau received a fee of $200,000 in fiscal 2000 for serving as Chairman of the Board. Messrs. Barton, Leonis and Rau were granted 695, 470 and 470 stock options, respectively, of which 215, 150 and 150, respectively, are subject to a vesting schedule that generally provides for each option to vest 20% per year over five years (25% over four years for Mr. Rau) commencing on the first anniversary of the date of grant if the Company attains specified annual or cumulative earnings targets set forth in the Option Plan and the remaining options vest upon a change in control in which the Windward Group realized specified annual rates of return on its equity investment in the Company as defined in the Option Plan. All options automatically vest on the seventh anniversary of the date of grant regardless of whether the performance criteria are achieved. All options have an exercise price equal to the fair value of the common stock at the date of grant ($370.49 per share).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In fiscal 2000, the Company had no compensation committee and compensation matters were handled either by Mr. Goldfarb, Chief Executive Officer and Chairman of the Board of HCC or by the Board of Directors itself.

ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table lists all shares of HCC's Common Stock as of April 1, 2000, beneficially owned by each director of HCC, each executive officer of HCC and each person known by the Company to beneficially own more than 5% of such outstanding shares of Common Stock at such date. The table also reflects the percentage of the shares owned beneficially by all executive officers and directors of HCC as a group. Share numbers and percentages in the table are rounded to the nearest whole share. As of April 1, 2000 there were 135,495 shares of Common Stock of HCC outstanding.


                                                                   Number of
Name and Address                                                   Shares of
of Beneficial Owners                                             Common Stock*               Percent
--------------------                                             -------------               -------
Windward/Park HCC, L.L.C.(a)(b)                                     53,836                    39.7%
Windward/Merban, L.P.(a)(b)                                         10,767                     8.0%
Windward/Merchant, L.P.(a)(b)                                       21,535                    15.9%
Windward Capital Associates, L.P.(a)(b)(c)                          87,721                    64.7%
Windward Capital Associates, Inc.(b)(c)                             87,721                    64.7%
Gary Swenson(b)(d)(e)                                               87,721                    64.7%
Thomas J. Sikorski(b)(e)                                               ---                    **
Robert Barton(h)                                                       ---                    **
John M. Leonis(h)                                                      270                     0.2%
Robert Rau(g)(h)                                                       270                     0.2%
Fred Hauser(h)                                                         ---                    **
Andrew Goldarb(h)(j)                                                30,453                    22.5%
Christopher Bateman(h)(i)                                            9,173                     6.8%
Richard Ferraid(h)(i)                                                3,558                     2.6%

All directors and executive officers of the Company
as a group (7 persons)(i)(k)                                        43,724                    32.3%


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

(b) The business address for such person(s) is c/o Windward Capital Partners, L.P., 1177 Avenue of the Americas, 42nd Floor, New York, New York 10036.
(c) Windward Capital Associates, L.P. may be deemed to share beneficial ownership of the Common Stock owned of record by the Windward Group, by virtue of its status as the general partner of Windward/Merchant, L.P., Windward/Merban, L.P. and the Managing Member of Windward/Park HCC, L.L.C., but disclaims such beneficial ownership. Windward Capital Associates, Inc. may be deemed to share beneficial ownership of shares of Common Stock owned of record by the Windward Group by virtue of its status as the general partner of Windward Capital Associates, L.P., but disclaims such beneficial ownership.
(d) Mr. Swenson may be deemed to share beneficial ownership of the shares of Common Stock owned of record by the Windward Group, by virtue of his status as the sole stockholder of Windward Capital Associates, Inc., the general partner of Windward Capital Associates, L.P. Mr. Swenson disclaims such beneficial ownership. Windward Capital Associates, L.P. is the general partner of Windward/Merchant, L.P., Windward/Merban, L.P. and the Managing Member of Windward/Park HCC, L.L.C.
(e) Messrs. Swenson and Sikorski are limited partners of Windward Capital Associates, L.P. None of Messrs. Swenson and Sikorski, in their capacities as limited partners of Windward Capital Associates, L.P., has or shares voting or investment power with Windward Capital Associates, L.P. with respect to the Common Stock owned by Windward Capital Associates, L.P.
(f) Includes 270 shares of Common Stock owned by the Leonis Family 1989 Inter Vivos Family Trust dated March 6, 1989.
(g) Includes 270 shares of Common Stock owned by the Rau Family Trust dated December 14, 1984.
(h) The business address of such person(s) is c/o HCC Industries, Inc., 4232 Temple City Blvd., Rosemead, CA 91770-1592.
(i) Excludes outstanding options to purchase shares of Common Stock of which 244 and 244 are exercisable at March 28, 1998 for Mr. Bateman and Mr. Ferraid, respectively.
(j) Includes 27,753 shares of Common Stock owned by the Andrew and Denise Goldfarb Revocable Trust of 1995. Also includes 1,350 shares of Common Stock owned by the Jessica Anne Goldfarb Irrevocable Trust and the 1,350 shares of Common Stock owned by the Rebecca Goldfarb Irrevocable Trust of which Mr. Goldfarb's brother is the trustee. Mr. Goldfarb disclaims beneficial ownership of the share of Common Stock owned by such trusts.
(k)  Excludes shares of Common Stock referred to in notes (d) and (e) above.


ITEM 13  -    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the year ended April 1, 2000 the Company paid a total of $218,000 in fees to Windward Capital Partners consisting of an annual management fee of $125,000 and expenses totaling $93,000. For the year ended April 3, 1999 the Company paid a total of $152,000 in fees to Windward Capital Partners consisting of an annual management fee of $125,000 and expenses totaling $27,000. For the year ended March 28, 1998, the Company paid a total of $1,466,000 in fees to Windward Capital Partners consisting of a non-recurring financial advisory fee of $1,250,000, an annual management fee of $125,000 and expenses totaling $91,000.

                                     PART IV


ITEM 14  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     The following documents are filed as part of this report:
                                                                                              Page Reference
                                                                                                 Form 10-K
                                                                                                 ---------
     (a)(1)   FINANCIAL STATEMENTS

              Report of Independent Accountants                                                     21

              Consolidated Balance Sheets at April 1, 2000 and April 3, 1999                        22

              Consolidated Statements of Operations for each of the three years ended
                   April 1, 2000, April 3, 1999 and March 28, 1998                                  23

              Consolidated Statements of Stockholders' Equity for each of the three years
                   April 1, 2000, April 3, 1999 and March 28, 1998                                  24

              Consolidated Statements of Cash Flows for each of the three years
                   ended April 1, 2000, April 3, 1999 and March 28, 1998                            25

              Notes to Financial Statements                                                         26


     (a)(2)   FINANCIAL STATEMENT SCHEDULES

              Schedule II - Valuation and Qualifying Accounts                                       38


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

3.5           Certificate of Incorporation of Glasseal PHroducts, Inc. (1)

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

10.2 Amendment No. 1 to the Credit Agreement, dated as of May 6, 1997, by and among the Company, Fleet Capital Corporation, as Agent, and the Lender Parties thereto. (1)

10.2.1        Amendment No. 2 to the Credit Agreement, dated as of October 8,
              1999, by and among the Company, Fleet Capital Corporation, as Agent, and the Lender Parties thereto.

10.2.2        Amendment No. 3 to the Credit Agreement, dated as of November 3,
              1999, by and among the Company, Fleet Capital Corporation, as Agent, and the Lender Parties thereto.

10.3          HCC Industries Inc. Stock Option Plan, dated February 14, 1997.
              (1)

10.4          Form of Stock Option Agreement (included in Exhibit 10.3). (1)

10.5          Contingent Bonus Plan of HCC Industries Inc., dated as of February
              14, 1997. (1)

10.6          Form of Contingent Bonus Plan Award Agreement. (1)

10.7 Employment Agreement, dated as February 14, 1997, by and between the Company and Andrew Goldfarb. (1)

10.8.1 Employment Agreement dated as of April 3, 2000 by and between the Company and Christopher H. Bateman

10.9.1 Employment Agreement dated as of March 31, 2000, by and between the Company and Richard L. Ferraid

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

(a)(4) REPORTS ON FORM 8-K

       On January 28, 2000, we filed a Form 8-K regarding the appointment of Robert H. Rau as the Chairman of the Board and Chief Executive Officer of the Company.

       On April 25, 2000, we filed a Form 8-K regarding the appointment of Richard Ferraid as the Chief Executive Officer of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Rosemead, State of California, on June 23, 2000.

                               HCC INDUSTRIES INC.



                               By:    /s/    Richard Ferraid
                                  ------------------------------
                                             Richard Ferraid
                                   President and Chief Executives Officer


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


              Signature                                     Title                              Date
/s/         Robert H. Rau                                 Chairman                         June 23, 2000
------------------------------------
            Robert H. Rau

/s/        Richard Ferraid                           President and Chief                   June 23, 2000
------------------------------------                  Executive Officer
           Richard Ferraid                        (Principle Executive Officer)

/s/     Christopher H. Bateman                   Director, Vice President and              June 23, 2000
------------------------------------               Chief Financial Officer
       Christopher H. Bateman                   (Principle Financial Officer)
                                                 Principal Accounting Officer)

/s/     Robert H. Barton, III                             Director                         June 23, 2000
------------------------------------
        Robert H. Barton, III


 /s/       Andrew Goldfarb                                Director                         June 23, 2000
------------------------------------
           Andrew Goldfarb


/s/          Fred Hauser                                  Director                         June 23, 2000
------------------------------------
             Fred Hauser


/s/        John M. Leonis                                 Director                         June 23, 2000
------------------------------------
           John M. Leonis


/s/      Thomas J. Sikorski                               Director                         June 23, 2000
------------------------------------
         Thomas J. Sikorski


/s/        Gary L. Swenson                                Director                         June 23, 2000
------------------------------------
           Gary L. Swenson
