Form 10-Q
period 2000-07-01
HCC INDUSTRIES INC /DE/
filed 2000-08-09
CIK 316884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                               ___________________

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  JULY 1, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to __________

Commission file number: 333-32207


                               HCC INDUSTRIES INC.
             (Exact name of Registrant as specified in its charter)


              DELAWARE                                  95-2691666
    ------------------------------                   ------------------
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

                               ___________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


  Registrant's Common Stock, outstanding at August 7, 2000 was 137,945 shares.

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                    JULY  1,          APRIL 1,
                                                                                      2000              2000
                                                                                    ---------        ---------
                                                                                   (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                                       $  10,956        $  14,537
    Trade accounts receivable, less allowance for
       doubtful accounts of $60 at July 1, 2000
       and $51 at April 1, 2000                                                        12,970           10,041
    Inventories                                                                         4,149            4,515
    Income taxes receivable                                                             1,027            2,255
    Prepaid and other current assets                                                      650              728
                                                                                    ---------        ---------
              Total current assets                                                     29,752           32,076

PROPERTY, PLANT AND EQUIPMENT, NET                                                     22,601           21,605

OTHER ASSETS:
    Intangible assets                                                                   4,991            5,063
    Deferred financing costs                                                            2,632            2,727
    Deferred income taxes                                                               4,100            4,100
    Restricted cash                                                                     6,200            6,197
                                                                                    ---------        ---------
              TOTAL ASSETS                                                          $  70,276        $  71,768
                                                                                    =========        =========
                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Current portion of long-term debt                                               $   7,026        $   6,994
    Accounts payable                                                                    2,754            2,950
    Accrued liabilities                                                                 6,516            8,877
                                                                                    ---------        ---------
                  Total current liabilities                                            16,296           18,821

LONG TERM LIABILITIES:
    Long-term debt, net of current portion                                             97,664           97,475
    Other long-term liabilities                                                         8,982            9,178
                                                                                    ---------        ---------
                                                                                      122,942          125,474
                                                                                    ---------        ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock; $.10 par value; authorized 550,000
       shares, issued and outstanding 137,945 shares at
       July 1, 2000 and 135,495 shares at April 1, 2000                                    14               14
    Additional paid-in capital                                                            326              200
    Accumulated deficit                                                               (53,006)         (53,920)
                                                                                    ---------        ---------
TOTAL STOCKHOLDERS' DEFICIT                                                           (52,666)         (53,706)
                                                                                    ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $  70,276        $  71,768
                                                                                    =========        =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                    UNAUDITED

                                                                                         THREE MONTHS ENDED
                                                                                    --------------------------
                                                                                      JULY 1,          JULY 3,
                                                                                       2000             1999
                                                                                    ----------      ----------
NET SALES                                                                           $   18,517      $   12,218

Cost of goods sold                                                                      12,360           9,146
                                                                                    ----------      ----------
GROSS PROFIT                                                                             6,157           3,072

Selling, general and administrative expenses                                             1,961           1,569
                                                                                    ----------      ----------
EARNINGS FROM OPERATIONS                                                                 4,196           1,503
                                                                                    ----------      ----------
OTHER INCOME (EXPENSE):
  Interest and other income                                                                190             192
  Interest expense                                                                      (2,862)         (2,827)
                                                                                    ----------      ----------
            Total other expense, net                                                    (2,672)         (2,635)
                                                                                    ----------      ----------
EARNINGS (LOSS) BEFORE TAXES                                                             1,524          (1,132)
Taxes (benefit) on earnings (loss)                                                         610            (442)
                                                                                    ----------      ----------
NET EARNINGS (LOSS)                                                                 $      914       $    (690)
                                                                                    ==========      ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                    THREE MONTHS ENDED
                                                                             ----------------------------------
                                                                                JULY 1,               JULY 3,
                                                                                 2000                  1999
                                                                             -----------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                          $       914            $      (690)
Reconciliation of net earnings (loss) to net cash
   provided by operating activities:
     Depreciation                                                                    526                    484
     Amortization                                                                    167                    167
     Non-cash stock compensation                                                      76                    ---
     Deferred income taxes                                                           ---                   (441)
     Changes in operating assets and liabilities:
         (Increase) decrease in trade accounts receivable, net                    (2,929)                 1,135
         Decrease in inventories                                                     366                    202
         Decrease (increase) in other assets                                          75                   (310)
         (Decrease) in other liabilities                                          (2,557)                (2,683)
         Increase in accounts payable and income taxes
              payable/receivable                                                   1,032                    440
                                                                             -----------           ------------
         Net cash used in operating activities                                    (2,330)                (1,696)
                                                                             -----------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                     (900)                  (508)
                                                                             -----------           ------------
         Net cash used in investing activities                                      (900)                  (508)
                                                                             -----------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of stock                                                      50                    ---
     Principal payments on long-term debt                                           (401)                  (277)
                                                                             -----------           ------------
         Net cash used in financing activities                                      (351)                  (277)
                                                                             -----------           ------------
Net (decrease) in cash and cash equivalents                                       (3,581)                (2,481)

Cash and cash equivalents at beginning of period                                  14,537                 17,395
                                                                             -----------           ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $    10,956            $    14,914
                                                                             ===========           ============
SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
     Capital lease obligations                                                       622                    536

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  July 1, 2000


1.       INTERIM FINANCIAL STATEMENTS:

         The accompanying unaudited condensed consolidated financial statements of HCC Industries Inc. and Subsidiaries (the "Company"), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Interim financial statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that the accompanying interim financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended April 1, 2000. Operating results for the three month period ended July 1, 2000 are not necessarily indicative of the operating results for the full fiscal year.

         The Company grants uncollateralized credit to its customers who are located in various geographical areas. Estimated credit losses and returns have been provided for in the financial statements and, to date, have been within management's expectations. Accounts receivable from SDI (the Company's largest customer) as of July 1, 2000 and April 1, 2000 were $5,484,000 and $4,713,000, respectively.


2.       INVENTORIES:

         Inventories consist of the following (in thousands):

                                                                       JULY 1,             APRIL 1,
                                                                        2000                 2000
                                                                     --------             ---------
         Raw materials and component parts                           $  2,797             $   3,036
         Work in process                                                1,352                 1,479
                                                                     --------             ---------
                                                                     $  4,149             $   4,515
                                                                     ========             =========

3.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following (in thousands):

                                                                      JULY 1,             APRIL 1,
                                                                       2000                 2000
                                                                     --------             ---------
         Land                                                        $  4,017             $   4,017
         Buildings and improvements                                     9,168                 9,160
         Furniture, fixtures and equipment                             20,557                19,043
                                                                     --------             ---------
                                                                       33,742                32,220
         Less accumulated depreciation                                (11,141)              (10,615)
                                                                     --------             ---------
                                                                     $ 22,601             $  21,605
                                                                     ========             =========

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  July 1, 2000


4.       LONG-TERM DEBT:

         Long-term debt consists of the following (in thousands):

                                                                             JULY 1,         APRIL 1,
                                                                              2000             2000
                                                                          ----------        ---------
         10 3/4% Senior Subordinated Notes - interest payable
         semi-annually; due May 2007                                      $   90,000        $  90,000

         Subordinated Notes due Selling Shareholders -
         12% interest payable semi-annually; due March 2001                    2,500            2,500

         Subordinated Bonus Notes - 10% interest payable
         semi-annually; $3,000,000 due March 2001 and
         $1,085,000 due April 2002                                             4,085            4,085

         Term loans on land, building and improvements -
         8% interest payable monthly; due May 2008                             2,762            2,762

         Other                                                                 5,343            5,122
                                                                          ----------        ---------
                                                                             104,690          104,469
         Less current portion                                                  7,026            6,994
                                                                          ----------        ---------
                                                                          $   97,664        $  97,475
                                                                          ==========        =========

5.       CAPITAL STOCK:

         The Company is authorized to issue an aggregate of 550,000 shares of common stock. These shares may be issued in four different classes (A, B, C or D shares) which differ only in voting rights per share. In June 2000, the Company sold 2,450 shares of Class A common stock to the Company's Chairman for $50,000. In conjunction with this transaction, the Company recorded non-cash compensation of $76,000 in the quarter ended July 1, 2000. At July 1, 2000, the 137,945 outstanding shares of common stock were designated as follows:

                                     SHARES                                      VOTING RIGHTS
                  CLASS            OUTSTANDING                 AMOUNT              PER SHARE
                  -----            -----------               ----------          -------------
                    A                105,643                 $   11,000                 1
                    B                 27,506                      3,000                 1
                    C                  4,316                        ---               None
                    D                    480                        ---                10
                                   -----------               ----------
                                     137,945                 $   14,000
                                   ===========               ==========

The remaining 412,055 shares of authorized but unissued common stock are undesignated as to class.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  July 1, 2000


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

         In fiscal 1997, the Company with the help of independent consultants, determined a range of estimated costs of $9,000,000 to $11,000,000 associated with the various claims and assertions it faces. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 20 years as of April 1, 2000. These estimates are based partly on progress made in determining the magnitude of such costs, experience gained from sites on which remediation is ongoing or has been completed, and the timing and extent of remedial actions required by the applicable governmental authorities. As a result, the Company accrued $10,000,000 in fiscal 1997 for existing estimated environmental remediation and other related costs which the Company believes to be the best estimate of the liability. As of April 1, 2000, the accrual for estimated environmental costs was $9,178,000. Actual expenditures for environmental remediation were $196,000 for the quarter ended July 1, 2000 and $238,000 for the fiscal year ended April 1, 2000.

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

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  July 1, 2000


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

         Indemnification

         Pursuant to the Recapitalization Agreement, the Selling Group has agreed to indemnify the Company with respect to the after-tax costs of contingent liabilities, subject to a cap for all indemnified liabilities of $30 million. In February 1997, a $6.0 million interest bearing escrow account was established by the selling stockholders (the "Deferred Amount") to secure indemnity claims of the Company and others, including with respect to environmental liabilities.


7.       SUBSEQUENT EVENT

         In July 2000, the Company purchased and retired $7,215,000 of its 10 3/4% Senior Subordinated Notes for $2,850,000 plus accrued interest. The transaction will result in an extraordinary gain on the early retirement of debt of $2,492,000, net of $1,662,000 in taxes.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (IN MILLIONS)

                                                     FOR THE THREE  MONTHS ENDED
                                            ---------------------------------------------
                                            JULY 1,                   JULY 3,
                                             2000      PERCENT         1999       PERCENT
                                            -------    -------        -------     -------
Net sales                                   $18.5      100.0%         $12.2       100.0%
Gross profit                                  6.2       33.5%           3.1        25.4%
Selling, general and administrative
expenses                                      2.0       10.8%           1.6        13.1%
Earnings from operations                      4.2       22.7%           1.5        12.3%
Other income/expense                         (2.7)     -14.6%          (2.6)      -21.3%
Net earnings (loss)                          $0.9        4.9%         $(0.7)       -5.7%

COMPARISON OF THE THREE MONTHS ENDED JULY 1, 2000 ("2001 QUARTER") TO THE THREE MONTHS ENDED JULY 3, 1999 ("2000 QUARTER")

NET SALES

         The Company's net sales increased by approximately 52.0% or $6.3 million to $18.5 million for the 2001 Quarter compared to sales of $12.2 million for the 2000 Quarter. The significant increase was due to increasing demand in all product lines.

         Sales to existing aerospace, industrial process control, petrochemical and telecommunications customers increased significantly in the 2001 Quarter. Net non-automotive shipments increased by approximately 67% in the 2001 Quarter compared to the 2000 Quarter. The Company experienced exceptionally strong demand in both the telecommunications and petrochemical markets. Based on current order volume, the Company expects strong demand in the industrial process control, petrochemical and telecommunications markets to continue in the next quarter.

         On the automotive side, unit shipments of airbag initiator products increased significantly due to increased volumes on existing programs and the development of new programs. The Company's airbag initiator shipments to its largest customer, Special Devices, Inc. ("SDI") increased 20% for the 2001 Quarter compared to the 2000 Quarter. Additionally, the Company's unit shipments to its other automotive customers increased approximately 90% for the 2001 Quarter compared to the 2000 Quarter. Overall, revenue from all automotive shipments increased approximately 25% in the 2001 Quarter compared to the 2000 Quarter. Based on current order volume, the Company expects consistent unit volume and revenue from automotive products over the next quarter. For the longer term, the Company expects SDI's unit volume to decrease as a result of the recent purchase of SDI's largest domestic competitor by SDI's largest customer.


GROSS PROFIT

         Gross profit increased by approximately 100.0% or $3.1 million, to $6.2 million for the 2001 Quarter compared to $3.1 for the 2000 Quarter. Gross margin increased to 33.5% for the 2001 Quarter from 25.4% for the 2000 Quarter.

         The increase in gross profit is attributable to the increased sales volume. The increase in gross margin is due to efficiencies gained through operating leverage on the higher sales volume.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("S,G&A") expenses increased by approximately 25.0% or $0.4 million to $2.0 million for the 2001 Quarter compared to $1.6 million for the 2000 Quarter. S,G&A expenses as a percent to sales decreased to 10.8% in the 2001 Quarter from 13.1% for the 2000 Quarter.

         Selling expenses increased approximately 14% in the 2001 Quarter compared to the 2000 Quarter. This increase was attributable to increased payroll costs associated with additions to the Company's sales force and higher selling commissions on approximately $6.3 million of increased sales. Additionally, G&A expenses overall were higher in the 2001 Quarter as compared to the 2000 Quarter due to increased compensation costs and other expenses. The decreased percentage of S,G&A expenses to sales reflects the increased leverage on the fixed portion of those expenses.


EARNINGS FROM OPERATIONS

         Operating earnings increased 180.0% or $2.7 million to $4.2 million for the 2001 Quarter compared to $1.5 million for the 2000 Quarter. Operating margins increased to 22.7% in the 2001 Quarter from 12.3% for the 2000 Quarter.

         The increase in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the increase in gross profit, gross margin and S,G&A expenses as a percent to sales.


OTHER EXPENSE, NET

         Other expense, net (which is predominantly net interest expense) was relatively flat at $2.7 million in the 2001 Quarter compared to $2.6 million in the 2000 Quarter. The Company has $104.7 million of indebtedness as of July 1, 2000 compared to $103.4 million at July 3, 1999.

NET EARNINGS

         Net earnings increased by approximately $1.6 million to $0.9 million for the 2001 Quarter from a net loss of $0.7 million in the 2000 Quarter.

         The increase in net earnings was primarily attributable to the increase in earnings from operations in the 2001 Quarter.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $2.3 million for the 2001 Quarter compared to $1.7 million for the 2000 Quarter. The increase of $0.6 million of cash consumed was primarily attributable to an increase in accounts receivable.

         Net cash used in investing activities was $0.9 million for the 2001 Quarter compared to $0.5 million for the 2000 Quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


         As of July 1, 2000, the Company's outstanding indebtedness is $104.7 million, consisting of $90.0 million principal amount of the senior subordinated notes, $2.5 million of subordinated notes due Selling Shareholders pursuant to the Contingent Note Agreement, $4.1 million of subordinated bonus notes pursuant to the Contingent Bonus Plan, $2.8 million of mortgage debt and $5.3 million of other borrowings. The Company has a Revolving Credit Facility up to $20.0 million which is collateralized by accounts receivable and inventories. At July 1, 2000 no amounts were outstanding and $19.6 million was available under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility may be used for general and other corporate purposes.

         In July 2000, the Company purchased and retired $7,215,000 of its 10 3/4% Senior Subordinated Notes for $2,850,000 plus accrued interest. The transaction will result in an extraordinary gain on the early retirement of debt of $2,492,000 net of $1,662,000 in taxes.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates on the Company's Revolving Credit Facility. At July 1, 2000, the Company had no outstanding borrowings under the line of credit and, therefore, changes in interest rates would have no impact on the Company's results of operations.

PART II - OTHER INFORMATION

Items 1 through 5 are omitted as they are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:  12 - Computation of ratio of earnings to fixed charges

         (b)  Reports on Form 8-K  -  Not applicable



                                   SIGNATURES


                                    HCC INDUSTRIES INC.


DATED:  August 9, 2000          /s/  Richard Ferraid
                                -----------------------------------------------
                                    President and Chief Executive Officer


DATED:  August 9, 2000          /s/  Christopher H. Bateman
                                -----------------------------------------------
                                    Vice President and Chief Financial Officer