Form 10-Q
period 2000-09-30
HCC INDUSTRIES INC /DE/
filed 2000-10-27
CIK 316884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                               -------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  SEPTEMBER 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________

Commission file number: 333-32207



                               HCC INDUSTRIES INC.
             (Exact name of Registrant as specified in its charter)


              DELAWARE                               95-2691666
   ------------------------------                -------------------
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

                               -------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


Registrant's Common Stock, outstanding at October 23, 2000 was 137,945 shares.

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS


                                                           SEPTEMBER 30,      APRIL 1,
                                                               2000             2000
                                                           -------------     ----------
                                                            (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                $   9,813        $  14,537
    Trade accounts receivable, less allowance for
       doubtful accounts of $82 at September 30, 2000
       and $51 at April 1, 2000                                 11,333           10,041
    Inventories                                                  4,500            4,515
    Income taxes receivable                                        ---            2,255
    Prepaid and other current assets                               891              728
                                                           -------------     ----------

              Total current assets                              26,537           32,076

PROPERTY, PLANT AND EQUIPMENT, NET                              24,364           21,605

OTHER ASSETS:
    Intangible assets                                            4,919            5,063
    Deferred financing costs                                     2,240            2,727
    Deferred income taxes                                        4,100            4,100
    Restricted cash                                              6,146            6,197
                                                           -------------     ----------

              TOTAL ASSETS                                   $  68,306        $  71,768
                                                           =============     ==========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Current portion of long-term debt                        $   6,952        $   6,994
    Accounts payable                                             3,762            2,950
    Income taxes payable                                           964              ---
    Accrued liabilities                                          8,701            8,877
                                                           -------------     ----------

                  Total current liabilities                     20,379           18,821

LONG TERM LIABILITIES:
    Long-term debt, net of current portion                      87,111           97,475
    Other long-term liabilities                                  8,860            9,178
                                                           -------------     ----------
                                                               116,350          125,474
                                                           -------------     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock; $.10 par value; authorized 550,000
       shares, issued and outstanding 137,945 shares
       at September 30, 2000 and 135,495 shares at
       April 1, 2000                                                14               14
    Additional paid-in capital                                     326              200
    Accumulated deficit                                        (48,384)         (53,920)
                                                           -------------     ----------

TOTAL STOCKHOLDERS' DEFICIT                                    (48,044)         (53,706)
                                                           -------------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $  68,306        $  71,768
                                                           =============     ==========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                        -----------------------------            ----------------------------
                                                        SEPTEMBER 30,      OCTOBER 2,            SEPTEMBER 30,     OCTOBER 2,
                                                            2000              1999                    2000            1999
                                                        -------------     -----------            -------------     ----------
NET SALES                                               $   20,211        $   14,280              $   38,728       $   26,498

Cost of goods sold                                          12,959             9,790                  25,319           18,936
                                                        -------------     -----------            -------------     ----------

GROSS PROFIT                                                 7,252             4,490                  13,409            7,562

Selling, general and administrative expenses                 2,357             1,549                   4,318            3,119
                                                        -------------     -----------            -------------     ----------

EARNINGS FROM OPERATIONS                                     4,895             2,941                   9,091            4,443

OTHER INCOME (EXPENSE):
  Interest and other income                                    162               182                     352              374
  Interest expense                                          (2,666)           (2,830)                 (5,528)          (5,657)
                                                        -------------     -----------            -------------     ----------

            Total other expense, net                        (2,504)           (2,648)                 (5,176)          (5,283)

EARNINGS (LOSS) BEFORE TAXES
    AND EXTRAORDINARY ITEM                                   2,391               293                   3,915             (840)
Taxes (benefit) on earnings (loss)                             956               114                   1,566             (328)
                                                        -------------     -----------            -------------     ----------

Earnings (loss) before extraordinary item                    1,435               179                   2,349             (512)

Extraordinary gain on retirement of debt, net
     of taxes of $2,125                                      3,187               ---                   3,187              ---
                                                        -------------     -----------            -------------     ----------

NET EARNINGS (LOSS)                                     $    4,622        $      179              $    5,536       $     (512)
                                                        =============     ===========            =============     ==========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   FOR THE SIX MONTHS ENDED
                                                                           ----------------------------------------
                                                                             SEPTEMBER 30,            OCTOBER 2,
                                                                                  2000                   1999
                                                                           -----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                          $     5,536            $      (512)
Reconciliation of net earnings (loss) to net cash provided
   by operating activities:
     Depreciation                                                                    974                    965
     Amortization                                                                    326                    334
     Extraordinary gain                                                           (3,187)                   ---
     Non-cash stock compensation                                                      76                    ---
     Deferred income taxes                                                           ---                   (526)
     Changes in operating assets and liabilities:
         (Increase) in trade accounts receivable, net                             (1,292)                  (939)
         Decrease in inventories                                                      15                    143
         (Increase) in other assets                                                 (112)                  (129)
         (Decrease) in other liabilities                                            (494)                  (540)
         Increase (decrease) in accounts payable and
              Income taxes payable/receivable                                      1,906                   (420)
                                                                           -----------------       ----------------

         Net cash provided by (used in) operating activities                       3,748                 (1,624)
                                                                           -----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                   (3,111)                (1,569))
                                                                           -----------------       ----------------

         Net cash used in investing activities                                    (3,111)                (1,569)
                                                                           -----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of stock                                                      50                    ---
     Early retirement of debt                                                     (4,598)                   ---
     Principal payments on long-term debt                                           (813)                  (581)
                                                                           -----------------       ----------------

         Net cash used in financing activities                                    (5,361)                  (581)
                                                                           -----------------       ----------------

Net decrease in cash and cash equivalents                                         (4,724)                (3,774)

Cash and cash equivalents at beginning of period                                  14,537                 17,395
                                                                           -----------------       ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $     9,813            $    13,621
                                                                           =================       ================

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
     Capital lease obligations and mortgages                                 $       622            $       536
                                                                           =================       ================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000


1.       INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements of HCC Industries Inc. and Subsidiaries (the "Company"), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that the accompanying interim financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended April 1, 2000. Operating results for the three and six month periods ended September 30, 2000 are not necessarily indicative of the operating results for the full fiscal year.

2.       INVENTORIES:

         Inventories consist of the following (in thousands):


                                                                    SEPTEMBER 30,          APRIL 1,
                                                                        2000                 2000
                                                                    -------------         ---------
         Raw materials and component parts                           $   2,898            $   3,036
         Work in process                                                 1,602                1,479
                                                                    -------------         ---------

                                                                     $   4,500            $   4,515
                                                                     ============         =========

3.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following (in thousands):


                                                                    SEPTEMBER 30,          APRIL 1,
                                                                        2000                 2000
                                                                    -------------         ---------
         Land                                                        $   4,017            $   4,017
         Buildings and improvements                                      9,293                9,160
         Furniture, fixtures and equipment                              22,642               19,043
                                                                    -------------         ---------

                                                                        35,952               32,220
         Less accumulated depreciation                                 (11,588)             (10,615)
                                                                    -------------         ---------
                                                                     $  24,364            $  21,605
                                                                    =============         =========

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000


4.       LONG-TERM DEBT:

         Long-term debt consists of the following (in thousands):


                                                                          SEPTEMBER 30,      APRIL 1,
                                                                               2000            2000
                                                                          -------------     ----------
         10-3/4% Senior Subordinated Notes - interest payable
         semi-annually; due May 15, 2007                                  $   79,785        $  90,000

         Subordinated Notes due Selling Shareholders -
         12% interest payable semi-annually; due March 28, 2001                2,500            2,500

         Subordinated Bonus Notes - 10% interest payable semi-annually;
         $3,000,000 due March 28, 2001 and
         $1,085,000 due April 3, 2002                                          4,085            4,085

         Term loans on land, building and improvements -
         8% interest payable monthly; due may 2008                             2,762            2,762

         Other                                                                 4,931            5,122
                                                                          -------------     ----------

                                                                              94,063          104,469
         Less current portion                                                  6,952            6,994
                                                                          -------------     ----------
                                                                          $   87,111        $  97,475
                                                                          =============     ==========


During the six months ended September 30, 2000, the Company purchased for retirement $10.2 million face value of it's 10.75% Senior Subordinated Notes for $4.6 million in cash. The transaction resulted in an extraordinary gain on the early retirement of debt of $3.2 million, net of taxes of $2.1 million.

5.       CAPITAL STOCK:

The Company is authorized to issue an aggregate of 550,000 shares of common stock. These shares may be issued in four different classes (A, B, C or D shares), which differ only in voting rights per share. In June 2000, the Company sold 2,450 shares of Class A common stock to the Company's Chairman for $50,000. In conjunction with this transaction, the Company recorded non-cash compensation of $76,000 in the quarter ended July 1, 2000. At September 30, 2000, the 137,945 outstanding shares of common stock were designated as follows:


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

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000


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

In August 1994, the U.S. Environmental Protection Agency ("EPA") identified the Company as a potentially responsible party ("PRP") in the El Monte Operable Unit ("EMOU") of the San Gabriel Valley Superfund Sites. In early 1995, the Company and the EPA executed an Administrative Consent Order, which requires the Company, and other PRP's to perform a Remedial Investigation and Feasibility Study ("RI/FS") for the EMOU. In addition, the Company's facility in Avon, Massachusetts is subject to Massachusetts "Chapter 21E", the State's hazardous site clean-up program. Uncertainty as to (a) the extent to which the Company caused, if at all, the conditions being investigated, (b) the extent of environmental contamination and risks, (c) the applicability of changing and complex environmental laws (d) the number and financial viability of other PRP's, (e) the stage of the investigation and/or remediation, (f) the unpredictability of investigation and/or remediation costs (including as to when they will be incurred), (g) applicable clean-up standards, (h) the remediation (if any) that will ultimately be required, and
(i) available technology make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. In addition, liability under CERCLA is joint and several, and any potential inability of other PRPs to pay their pro rata share of the environmental remediation costs may result in the Company being required to bear costs in excess of its pro rata share.

In fiscal 1997, the Company with the help of independent consultants, determined a range of estimated costs of $9,000,000 to $11,000,000 associated with the various claims and assertions it faces. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 20 years as of March 28, 1998. These estimates are based partly on progress made in determining the magnitude of such costs, experience gained from sites on which remediation is ongoing or has been completed, and the timing and extent of remedial actions required by the applicable governmental authorities. As a result, the Company accrued $10,000,000 in fiscal 1997 for existing estimated environmental remediation and other related costs, which the Company believes to be the best estimate of the liability. As of September 30, 2000, the accrual for estimated environmental costs was $8,860,000. Actual expenditures for environmental remediation were $122,000 for the quarter ended September 30, 2000 and $238,000 for the fiscal year ended April 1, 2000.

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

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000

6.       COMMITMENTS AND CONTINGENCIES, Continued:

OTHER

On March 3, 1998, Walter Neubauer, a former stockholder of the Company and a current stockholder of SDI, filed a lawsuit in California Superior Court (Case BC186937; Walter Neubauer vs. Andrew Goldfarb, et. al.) against the Company and certain other stockholders alleging (i) breach of fiduciary duty, (ii) fraud,
(iii) negligent misrepresentation, (iv) negligence, (v) violations of corporations code and (vi) breach of contract. The allegations primarily relate to the Company's exercise of an option to acquire Mr. Neubauer's stock in August 1996. In September 1999, five of the six claims were dismissed upon a summary judgment motion made by the Company, including all of the claims against the Company. The remaining claim is against Andrew Goldfarb for alleged violations of oral representations.

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

PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (IN MILLIONS)


                                            FOR THE THREE  MONTHS ENDED                         FOR THE SIX MONTHS ENDED
                                     -----------------------------------------        ----------------------------------------
                                     SEPT. 30,              OCT. 2,                   SEPT. 30,             OCT. 2,
                                       2000      PERCENT     1999      PERCENT           2000     PERCENT     1999     PERCENT
                                     ---------   -------    -------    -------        ---------   ------    -------    -------
Net sales                             $20.2      100.0%     $14.3      100.0%          $38.7      100.0%     $26.4     100.0%
Gross profit                            7.3       35.9%       4.5       31.4%           13.4       34.6%       7.6      28.5%
Selling, general and administrative
     expenses                           2.4       11.7%       1.5       10.8%            4.3       11.1%       3.1      11.8%
Earnings from operations                4.9       24.2%       2.9       20.6%            9.1       23.5%       4.4      16.8%
Other income/expense                   (2.5)     (12.4%)     (2.6)     (18.5%)          (5.2)     (13.4%)     (5.3)    (19.9%)
Extraordinary gain, net                 3.2       15.8%       ---        0.0%            3.2        8.2%       ---       0.0%
Net earnings (loss)                    $4.6       22.9%      $0.2        1.3%           $5.5       14.3%     $(0.5)     -1.9%


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 ("2001 QUARTER") TO THE THREE MONTHS ENDED OCTOBER 2, 1999 ("2000 QUARTER")


NET SALES

         The Company's net sales increased by approximately $5.9 million or 41% to $20.2 million for the 2001 Quarter compared to sales of $14.3 million for the 2000 Quarter. The significant increase was due to increased demand in all of the Company's product lines. Sales to existing aerospace, industrial process control, and petrochemical customers increased by approximately 31% in the 2001 Quarter compared to the 2000 Quarter. Based on current order volume, the Company expects the strong demand in the aerospace, industrial process control and petrochemical markets to continue in the next several quarters.

         The Company has continued to develop a significant market presence in the telecom markets through component products designed for fiber-optic applications. Sales of these products increased by $3.6 million in the 2001 Quarter compared to the 2000 Quarter. Based on industry reports, the Company expects continued strong demand in these markets for several years. At the current growth rate of order volume, this market will become the largest market for the Company's products within 12 months.

         On the automotive side, unit shipments of airbag initiator products increased moderately due to customer demand on several existing programs. The Company's airbag initiator unit shipments to its largest customer, Special Devices, Inc. ("SDI") increased 1% for the 2001 Quarter compared to the 2000 Quarter. Overall, revenue from all automotive products increased approximately 6% in the 2001 Quarter compared to the 2000 Quarter. The Company expects a consistent unit demand for the next quarter, but also expects pricing pressure to increase in the automotive markets.


GROSS PROFIT

         Gross profit increased by approximately 62% or $2.8 million, to $7.3 million for the 2001 Quarter compared to $4.5 million for the 2000 Quarter. Gross margin increased to 36% for the 2001 Quarter from 31% for the 2000 Quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         The increase in gross profit is attributable to the significant increase in sales volume in the 2001 Quarter. The increase in gross margin was primarily attributable to the significant increase in revenue and the corresponding impact of fixed overhead costs leveraged on higher sales revenue. Pricing in the Company's automotive products was consistent between the two quarters.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("S,G&A") expenses increased 60% to $2.4 million for the 2001 Quarter compared to $1.5 million for the 2000 Quarter. S,G&A expenses as a percent to sales increased to 12% in the 2001 Quarter from 11% for the 2000 Quarter.

         The overall increase in S,G&A expenses was due to higher compensation costs and higher commissions on sales in the 2001 Quarter compared to the 2000 Quarter. The higher commissions reflected the increased sales volume subject to commissions. The higher compensation costs reflect additional costs under management incentive plans.


EARNINGS FROM OPERATIONS

         Operating earnings increased by $2.0 million or 69% to $4.9 million for the 2001 Quarter compared to $2.9 million for the 2000 Quarter. Operating margins increased to 24% in the 2001 Quarter from 21% for the 2000 Quarter.

         The increase in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the increase in gross profit and gross margin.


OTHER EXPENSE, NET

         Other expense, net (which is predominantly net interest expense) was down slightly at $2.5 million for the 2001 Quarter compared to $2.6 million for the 2000 Quarter. As discussed below, the Company purchased for retirement $10.2 million of it's 10.75% Senior Subordinated Notes during the quarter. Interest expense in the future will decrease by $1.1 million per year as a result of the purchase. The Company has $94.1 million of indebtedness as of September 30, 2000 compared to $103.1 million at October 2, 1999.


EXTRAORDINARY GAIN, NET

         During the 2001 Quarter, the Company purchased for retirement $10.2 million face value of it's 10.75% Senior Subordinated Notes for $4.6 million in cash. The transaction resulted in an extraordinary gain on the early retirement of debt of $3.2 million, net of taxes of $2.1 million. The purchase of this indebtedness will result in an after-tax yield to maturity of 20.3%.


NET EARNINGS

         Net earnings increased by approximately $4.4 million to $4.6 million for the 2001 Quarter from $0.2 million in the 2000 Quarter.

         The substantial improvement in net earnings was due to an increase of $1.2 million in after tax operating earnings of the Company coupled with the $3.2 million extraordinary gain on the retirement of debt.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

COMPARISON OF THE SIX MONTHS ENDED SEPTEMBER 30, 2000 ("2001 PERIOD") TO THE SIX MONTHS ENDED OCTOBER 2, 1999 ("2000 PERIOD")


NET SALES

         The Company's net sales increased by approximately $12.2 million or 47% to $38.7 million for the 2001 Period compared to sales of $26.4 million for the 2000 Period. The significant increase was due to increasing demand in all product lines. Sales to existing aerospace, industrial process control, and petrochemical customers increased by 36% in the 2001 Period compared to the 2000 Period. Based on current order volume, the Company expects continued strong demand in the aerospace, industrial process control and petrochemical markets to continue in the next several quarters.

         The Company has continued to develop a significant market presence in the telecom markets through component products designed for fiber optic applications. Sales of these products increased by $5.1 million in the 2001 Period compared to the 2000 Period. Based on industry reports, the Company expects continued strong demand in these markets for several years. At the current growth rate of order volume, this market will become the largest market for the Company's products within 12 months.

         On the automotive side, unit shipments of airbag initiator products increased due to customer demand on existing programs. The Company's airbag initiator unit shipments to its largest customer, Special Devices, Inc. ("SDI") increased 8% for the 2001 Period compared to the 2000 Period. This increase combined with increased volume on other automotive products. Overall, revenue from all automotive shipments increased 17% in the 2001 Period compared to the 2000 Period. The Company expects a consistent unit demand for the next quarter, but also expects pricing pressure to increase in the automotive markets. Pricing was consistent in the 2001 Period compared to the 2000 Period.


GROSS PROFIT

         Gross profit increased by $5.8 million or 76% to $13.4 million for the 2001 Period compared to $7.6 million for the 2000 Period. Gross margin increased to 34.6% for the 2001 Period from 28.5% for the 2000 Period.

         The increase in gross profit is attributable to the significant increase in sales volume in the 2001 Period. The increase in gross margin was primarily attributable to the significant increase in revenue and the corresponding impact of fixed overhead costs leveraged on higher sales revenue


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("S,G&A") expenses increased by $1.2 million or 39% to $4.3 million for the 2001 Period compared to $3.1 million for the 2000 Period. S,G&A expenses as a percent to sales decreased slightly to 11% in the 2001 Period from 12% for the 2000 Period.

         The overall increase in S,G&A expenses was due to higher compensation costs and higher commissions on sales in the 2001 Period compared to the 2000 Period. The higher commissions reflected the increased sales volume subject to commissions. The higher compensation costs reflect additional costs under management incentive plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

EARNINGS FROM OPERATIONS

         Operating earnings increased by $4.7 million or 107% to $9.1 million for the 2001 Period compared to $4.4 million for the 2000 Period. Operating margins increased to 23.5% in the 2001 Period from 16.8% for the 2000 Period.

         The significant increase in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the increase in gross profit and gross margin and improvement in S,G&A expenses as a percent to sales.


OTHER EXPENSE, NET

         Other expense, net (which is predominantly net interest expense) decreased slightly to $5.2 million in the 2001 Period compared to $5.3 million in the 2000 Period. As discussed below, the Company purchased for retirement $10.2 million of it's 10.75% Senior Subordinated Notes during the 2001 Period. Interest expense in the future will decrease by $1.1 million per year as a result of the purchase. The Company has $94.1 million of indebtedness as of September 30, 2000 compared to $103.1 million at October 2, 1999.


EXTRAORDINARY GAIN, NET

         During the 2001 Period, the Company purchased for retirement $10.2 million face value of it's 10.75% Senior Subordinated Notes for $4.6 million in cash. The transaction resulted in an extraordinary gain on the early retirement of debt of $3.2 million, net of taxes of $2.1 million. The purchase of this indebtedness will result in an after-tax yield to maturity of 20.3%.


NET EARNINGS

         Net earnings increased by approximately $6.0 million to $5.5 million for the 2001 Period from a net loss of $0.5 million in the 2000 Period.

         The substantial improvement in net earnings was due to an increase of $2.8 million in after tax operating earnings of the Company coupled with the $3.2 million extraordinary gain on the retirement of debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $3.8 MILLION for the 2001 Period compared to $1.6 million used in operating activities for the 2000 Period. The increase of $5.4 MILLION of cash generated was primarily attributable to the increase in net earnings and an increase in accounts payable and INCOME TAXES payable OFFSET BY THE EXTRAORDINARY GAIN ON THE RETIREMENT OF DEBT.

         Net cash used in investing activities was $3.1 million for the 2001 Period compared to $1.6 million for the 2000 Period.

         Net cash used in financing activities was $5.4 MILLION for the 2001 Period, DUE PRIMARILY TO THE PURCHASE OF THE 10.75% SENIOR SUBORDINATED NOTES, compared to $0.6 million for the 2000 Period.

         As of September 30, 2000, the Company's outstanding long-term debt is $94.1 million. The Company has a Revolving Credit Facility up to $20.0 million, which is collateralized by accounts receivable and inventories. At September 30, 2000 there was $18.6 million available under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility may be used for general and other corporate purposes. To date, the Company has not used any amounts under the Revolving Credit Facility.

         The Company believes that cash flow from operations and the availability of borrowings under the Revolving Credit Facility will provide adequate funds for ongoing operations, planned capital expenditures and debt service during the term of such facility.

         Capital expenditures for fiscal 2001 are expected to focus on vertical integration with investments in equipment to expand manufacturing capacity in machining, glass production, sealing and plating, as well as automation equipment to lower production costs on the high volume production lines. Expected capital expenditures for fiscal 2001 are approximately $4.5 million and will be financed through working capital, the Revolving Credit Facility and/or purchase money indebtedness.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates on the Company's Revolving Credit Facility. At September 30, 2000, the Company had no outstanding borrowings under the line of credit and, therefore, changes in interest rates would have no impact on the Company's results of operations.

PART II - OTHER INFORMATION

Items 1 through 5 are omitted, as they are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits: 10.2.3 - 4th Amendment to Credit Agreement
                       12.1 - Computation of ratio of earnings to fixed charges

         (b) Reports on Form 8-K  -  Not applicable



                                  SIGNATURES


                               HCC INDUSTRIES INC.


DATED:  October 27, 2000       s/s  Richard L. Ferraid
        ----------------       -----------------------------------------------
                                    President and Chief Executive Officer


DATED:  October 27, 2000       s/s  Christopher H. Bateman
        ----------------       -----------------------------------------------
                                    Vice President and Chief Financial Officer