Form 10-Q
period 2000-12-30
HCC INDUSTRIES INC /DE/
filed 2001-01-22
CIK 316884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                               -------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: DECEMBER 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                       Commission file number: 333-32207

                               HCC INDUSTRIES INC.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                  95-2691666
            ---------------                               -------------
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

                               -------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

                  Registrant's Common Stock, outstanding at January 22, 2001 was 137,945 shares.

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                  DECEMBER 30,        APRIL 1,
                                                                                     2000               2000
                                                                                 --------------     ----------
                                                                                   (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                                       $   8,169        $  14,537
    Trade accounts receivable, less allowance for
       doubtful accounts of $36 at December 30, 2000
       and $51 at April 1, 2000                                                        13,496           10,041
    Inventories                                                                         4,872            4,515
    Income taxes receivable                                                               ---            2,255
    Prepaid and other current assets                                                      708              728
                                                                                    ---------        ---------
              Total current assets                                                     27,245           32,076
PROPERTY, PLANT AND EQUIPMENT, NET                                                     24,872           21,605

OTHER ASSETS:
    Intangible assets                                                                   4,847            5,063
    Deferred financing costs                                                            2,155            2,727
    Deferred income taxes                                                               4,100            4,100
    Restricted cash                                                                     6,245            6,197
                                                                                    ---------        ---------
              TOTAL ASSETS                                                          $  69,464        $  71,768
                                                                                    =========        =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Current portion of long-term debt                                               $   6,213        $   6,994
    Accounts payable                                                                    4,135            2,950
    Income taxes payable                                                                1,026              ---
    Accrued liabilities                                                                 7,187            8,877
                                                                                    ---------        ---------
                  Total current liabilities                                            18,561           18,821

LONG TERM LIABILITIES:
    Long-term debt, net of current portion                                             88,599           97,475
    Other long-term liabilities                                                         8,860            9,178
                                                                                    ---------        ---------
                                                                                      116,020          125,474
                                                                                    ---------          -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock; $.10 par value; authorized 550,000
       shares, issued and outstanding 137,945 shares at
       December 30, 2000 and 135,495 shares at April 1, 2000                               14               14
    Additional paid-in capital                                                            326              200
    Accumulated deficit                                                               (46,896)         (53,920)
                                                                                    ----------       ----------
TOTAL STOCKHOLDERS' DEFICIT                                                           (46,556)         (53,706)
                                                                                    ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $  69,464        $  71,768
                                                                                    =========        =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            Three Months Ended                        Nine Months Ended
                                                      -------------------------------          ---------------------------------
                                                        December 30,       January 1,            December 30,      January 1,
                                                         2000             2000                   2000                 2000
                                                      --------------     --------------        --------------     -------------
NET SALES                                               $   21,158        $   13,685              $   59,886           40,183

Cost of goods sold                                          14,029            10,046                  39,348           28,982
                                                        ----------        ----------              ----------       ----------

GROSS PROFIT                                                 7,129             3,639                  20,538           11,201

Selling, general and administrative expenses                 2,211             1,540                   6,529            4,659
                                                        ----------        ----------              ----------       ----------

EARNINGS FROM OPERATIONS                                     4,918             2,099                  14,009            6,542

OTHER INCOME (EXPENSE):
  Interest and other income                                    156               176                     508              550
  Interest expense                                          (2,594)           (2,828)                 (8,122)          (8,485)
                                                        ----------        ----------              ----------       ----------

            Total other expense, net                        (2,438)           (2,652)                 (7,614)          (7,935)

EARNINGS (LOSS) BEFORE TAXES
   AND EXTRAORDINARY ITEM                                    2,480              (553)                  6,395           (1,393)
Taxes (benefit) on earnings (loss)                             992              (220)                  2,558             (548)
                                                        ----------        -----------             ----------       -----------

Earnings (loss) before extraordinary item                    1,488              (333)                  3,837             (845)

Extraordinary gain on retirement of debt, net
     of taxes of $2,125                                        ---               ---                   3,187              ---
                                                        ----------        ----------              ----------       ----------

NET EARNINGS (LOSS)                                     $    1,488        $     (333)             $    7,024             (845)
                                                        ==========        ===========             ==========       ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    For the Nine Months Ended
                                                                           ----------------------------------------
                                                                            December 30,             January 1,
                                                                                  2000                  2000
                                                                           -----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                          $     7,024            $      (845)
Reconciliation of net earnings (loss) to net cash provided
   by (used in) operating activities:
     Depreciation                                                                  1,544                  1,373
     Amortization                                                                    483                    503
     Extraordinary gain                                                           (3,187)                   ---
     Non-cash stock compensation                                                      76                    ---
     Deferred income taxes                                                           ---                   (785)
Changes in operating assets and liabilities:
         (Increase) in trade accounts receivable, net                             (3,455)                  (756)
         (Increase) decrease in inventories                                         (357)                   224
         (Increase) decrease in other assets                                         (28)                   120
         (Decrease) in accrued and other liabilities                              (2,008)                (2,402)
         Increase (decrease) in accounts payable and
             income taxes payable                                                  2,341                 (1,792)
                                                                             -----------            ------------

         Net cash provided by (used in) operating activities                       2,433                 (4,360)
                                                                             -----------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                   (1,930)                (1,113)
                                                                             ------------           ------------

         Net cash used in investing activities                                    (1,930)                (1,113)
                                                                             -----------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of stock                                                      50                    ---
     Early retirement of debt                                                     (4,598)                   ---
     Principal payments on long-term debt                                         (2,323)                  (884)
                                                                             ------------           ------------

         Net cash used in financing activities                                    (6,871)                  (884)
                                                                             ------------           ------------

Net (decrease) in cash and cash equivalents                                       (6,368)                (6,357)

Cash and cash equivalents at beginning of period                                  14,537                 17,395
                                                                             -----------            -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $     8,169            $    11,038
                                                                             ===========            ===========

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
     Capital lease obligations and mortgages                                 $     2,881            $     1,838
                                                                             ===========            ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                December 30, 2000


1.       INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements of HCC Industries Inc. and Subsidiaries (the "Company"), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that the accompanying interim financial statements be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended April 1, 2000. Operating results for the three and nine month periods ended December 30, 2000 are not necessarily indicative of the operating results for the full fiscal year.


2.       INVENTORIES:

         Inventories consist of the following (in thousands):

                                                                    December 30,           April 1,
                                                                        2000                 2000
                                                                  ----------------        --------
         Raw materials and component parts                           $  3,482             $   3,036
         Work in process                                                1,390                 1,479
                                                                     --------             ---------

                                                                     $  4,872             $   4,515
                                                                     ========             =========

3.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following (in thousands):

                                                                    December 30,           April 1,
                                                                       2000                  2000
                                                                  ----------------      ------------
         Land                                                        $  4,017             $   4,017
         Buildings and improvements                                     9,522                 9,160
         Furniture, fixtures and equipment                             23,491                19,043
                                                                     --------             ---------

                                                                       37,030                32,220
         Less accumulated depreciation                                (12,158)              (10,615)
                                                                      --------            ---------

                                                                      $24,872              $  21,605
                                                                      ========            ==========

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                December 30, 2000

4.       LONG-TERM DEBT:

         Long-term debt consists of the following (in thousands):

                                                                          December 30,       April 1,
                                                                           2000               2000
                                                                          --------          --------
         10-3/4% Senior Subordinated Notes - interest payable
         semi-annually; due May 15, 2007                                  $   79,785        $  90,000

         Subordinated Notes due Selling Shareholders -
         12% interest payable semi-annually; due March 28, 2001                2,500            2,500

         Subordinated Bonus Notes - 10% interest payable semi-annually;
         $1,929,000 due March 28, 2001 and
         $1,085,000 due April 3, 2002                                          3,014            4,085

         Term loans on land, building and improvements -
         8% interest payable monthly; due may 2008                             2,762            2,762

         Other                                                                 6,751            5,122
                                                                          ----------        ---------

                                                                              94,812          104,469
         Less current portion                                                  6,213            6,994
                                                                          ----------        ---------
                                                                          $   88,599        $  97,475
                                                                          ==========        =========

During the nine months ended December 30, 2000, the Company purchased for retirement $10.2 million face value of it's 10.75% Senior Subordinated Notes for $4.6 million in cash. The transaction resulted in an extraordinary gain on the early retirement of debt of $3.2 million, net of taxes of $2.1 million.



5.       CAPITAL STOCK:

The Company is authorized to issue an aggregate of 550,000 shares of common stock. These shares may be issued in four different classes (A, B, C or D shares), which differ only in voting rights per share. In June 2000, the Company sold 2,450 shares of Class A common stock to the Company's Chairman for $50,000. In conjunction with this transaction, the Company recorded non-cash compensation of $76,000 in the quarter ended July 1, 2000. At December 30, 2000, the 137,945 outstanding shares of common stock were designated as follows:

                                     Shares                                      Voting Rights
                  Class            Outstanding                 Amount              Per Share
                  -----            -----------               ---------             ---------
                    A                105,643                 $   11,000                 1
                    B                 27,506                      3,000                 1
                    C                  4,316                        ---               None
                    D                    480                        ---                10
                                    --------                 ----------
                                     137,945                 $   14,000
                                    ========                 ==========


The remaining 412,055 shares of authorized but unissued common stock are undesignated as to class.

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                December 30, 2000


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

In fiscal 1997, the Company with the help of independent consultants, determined a range of estimated costs of $9,000,000 to $11,000,000 associated with the various claims and assertions it faces. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 20 years as of March 28, 1998. These estimates are based partly on progress made in determining the magnitude of such costs, experience gained from sites on which remediation is ongoing or has been completed, and the timing and extent of remedial actions required by the applicable governmental authorities. As a result, the Company accrued $10,000,000 in fiscal 1997 for existing estimated environmental remediation and other related costs, which the Company believes to be the best estimate of the liability. As of December 30, 2000, the accrual for estimated environmental costs was $8,860,000. Actual expenditures for environmental remediation were $318,000 for the nine months ended December 30, 2000 and $238,000 for the fiscal year ended April 1, 2000.

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

                      HCC INDUSTRIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                December 30, 2000

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

PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (IN MILLIONS)

                                       For the Three  Months Ended                         For the Nine Months Ended
                             -------------------------------------------        ----------------------------------------
                                Dec. 30,               Jan. 1,                   Dec. 30,              Jan. 1,
                                  2000      Percent     2000      Percent          2000     Percent     2000     Percent
                                  ----      -------     ----      -------          ----     ------      ----     -------
Net sales                        $21.2      100.0%     $13.7      100.0%          $59.9     100.0%     $40.2     100.0%
Gross profit                       7.1       33.7%       3.6       26.6%           20.5      34.3%      11.2      27.9%
Selling, general and
     administrative expenses       2.2       10.5%       1.5       11.3%            6.5      10.9%       4.7      11.6%
Earnings from operations           4.9       23.2%       2.1       15.3%           14.0      23.4%       6.5      16.3%
Other income/expense              (2.4)     -11.5%      (2.7)     -19.4%           (7.6)    -12.7%      (7.9)    -19.7%
Extraordinary gain, net          ---          0.0%     ---          0.0%            3.2       5.3%     ---         0.0%
Net earnings (loss)               $1.5        7.0%     $(0.3)      -2.4%           $7.0      11.7%     $(0.8)     -2.1%


COMPARISON OF THE THREE MONTHS ENDED DECEMBER 30, 2000 ("2001 QUARTER") TO THE THREE MONTHS ENDED JANUARY 1, 2000 ("2000 QUARTER")

NET SALES

         The Company's net sales increased by approximately 55% or $7.5 million to $21.2 million for the 2001 Quarter compared to sales of $13.7 million for the 2000 Quarter. The significant increase was due to increasing demand in all markets, other than automotive products. Sales to existing aerospace, industrial process control, and petrochemical customers increased by approximately 24% in the 2001 Quarter compared to the 2000 Quarter. Based on current order volume, the Company expects the strong demand in the aerospace, industrial process control and petrochemical markets to continue in the next several quarters.

         The Company has continued to develop a significant market presence in the telecom markets through component products designed for optical networking infrastructure. Sales of these products increased by $5.9 million in the 2001 Quarter compared to the 2000 Quarter. Based on industry reports, the Company expects continued strong demand in these markets. At the current growth rate of order volume, this market will become the largest market for the Company's products during this fiscal year.

         On the automotive side, unit shipments of airbag initiator products decreased moderately due to customer demand on several existing programs. The Company's airbag initiator shipments to its largest customer, Special Devices, Inc. ("SDI") decreased approximately 13% for the 2001 Quarter compared to the 2000 Quarter. Overall, revenue from all automotive shipments decreased approximately 11% in the 2001 Quarter compared to the 2000 Quarter. The Company expects a consistent unit demand for the next quarter, but also expects pricing pressure to increase in the automotive markets. On January 16, 2001, the Company entered into a new 12-month supply agreement with SDI. The agreement implements an immediate 12% price decrease and contains provisions for future price decreases subject to implementation of cost reduction initiatives and/or increased unit volumes.


GROSS PROFIT

         Gross profit increased by approximately 97% or $3.5 million, to $7.1 million for the 2001 Quarter compared to $3.6 million for the 2000 Quarter. Gross margin increased to 33.7% for the 2001 Quarter from 26.6% for the 2000 Quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         The increase in gross profit is attributable to the increased sales volume. The increase in gross margin was primarily attributable to the significant increase in revenue and the corresponding impact of fixed overhead costs leveraged on higher revenues. Pricing in the Company's automotive products was consistent between the two quarters.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("S,G&A") expenses increased by approximately 47% to $2.2 million for the 2001 Quarter compared to $1.5 million for the 2000 Quarter. S,G&A expenses as a percent to sales decreased to 10.5% in the 2001 Quarter from 11.3% for the 2000 Quarter.

         The overall increase in S,G&A expenses was due to higher compensation costs and higher commissions on sales in the 2001 Quarter compared to the 2000 Quarter. The higher commissions reflected the increased sales volume subject to commissions. The higher compensation costs reflect additional costs under management incentive plans.


EARNINGS FROM OPERATIONS

         Operating earnings increased by approximately 133% or $2.8 million to $4.9 million for the 2001 Quarter compared to $2.1 million for the 2000 Quarter. Operating margins increased to 23.2% in the 2001 Quarter from 15.3% for the 2000 Quarter.

         The increase in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the increase in gross profit, gross margin and S,G&A expenses as a percent to sales.


OTHER EXPENSE, NET

         Other expense, net (which is predominantly net interest expense) was $2.4 million for the 2001 Quarter compared to $2.7 million for the 2000 Quarter. The Company has $94.8 million of indebtedness as of December 30, 2000 compared to $104.1 million at January 1, 2000.


NET EARNINGS (LOSS)

         Net earnings increased by approximately $1.8 million to $1.5 million for the 2001 Quarter from a net loss of $0.3 million in the 2000 Quarter.

         The increase in net earnings was primarily attributable to the increase in earnings from operations in the 2001 Quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

COMPARISON OF THE NINE MONTHS ENDED DECEMBER 30, 2000 ("2001 PERIOD") TO THE NINE MONTHS ENDED JANUARY 1, 2000 ("2000 PERIOD")


NET SALES

         The Company's net sales increased by approximately 49% or $19.7 million to $59.9 million for the 2001 Period compared to sales of $40.2 million for the 2000 Period. The significant increase was due to increasing demand in all markets. Sales to existing aerospace, industrial process control, and petrochemical customers increased significantly in the 2001 Period. Net non-automotive shipments increased by approximately 31% in the 2001 Period compared to the 2000 Period. Based on current order volume, the Company expects continued strong demand in the aerospace, industrial process control and petrochemical markets to continue in the next several quarters.

         The Company has continued to develop a significant market presence in the telecom markets through component products designed for optical networking infrastructure. Sales of these products increased by $11.6 million in the 2001 Period compared to the 2000 Period. Based on industry reports, the Company expects continued strong demand in these markets. At the current growth rate of order volume, this market will become the largest market for the Company's products during this fiscal year.

         On the automotive side, unit shipments of airbag initiator products increased slightly due to customer demand on several existing programs. The Company's airbag initiator shipments to its largest customer, Special Devices, Inc. ("SDI") increased by approximately 3% for the 2001 Period compared to the 2000 Period. Overall, revenue from all automotive shipments increased by approximately 4% in the 2001 Period compared to the 2000 Period. Based on current order volume, the Company expects a consistent unit demand for the next quarter, but also expects pricing pressure to increase in the automotive markets. On January 16, 2001, the Company entered into a new 12-month supply agreement with SDI. The agreement implements an immediate 12% price decrease and contains provisions for future price decreases subject to implementation of cost reduction initiatives and/or increased unit volumes.


GROSS PROFIT

         Gross profit increased by approximately 83% or $9.3 million, to $20.5 million for the 2001 Period compared to $11.2 million for the 2000 Period. Gross margin increased to 34.3% for the 2001 Period from 27.9% for the 2000 Period.

         The increase in gross profit is attributable to the increased sales volume. The increase in gross margin was primarily attributable to the significant increase in revenue and the corresponding impact of fixed overhead costs leveraged against higher revenues.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("S,G&A") expenses increased by approximately 38% to $6.5 million for the 2001 Period compared to $4.7 million for the 1999 Period. S,G&A expenses as a percent to sales decreased to 10.9% in the 2001 Period from 11.6% for the 2000 Period.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

EARNINGS FROM OPERATIONS

         Operating earnings increased by approximately 115% or $7.5 million to $14.0 million for the 2001 Period compared to $6.5 million for the 2000 Period. Operating margins increased to 23.4% in the 2001 Period from 16.3% for the 2000 Period.

         The significant increase in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the increase in gross profit, gross margin and S,G&A expenses as a percent to sales.


EXTRAORDINARY GAIN, NET

         During the 2001 Period, the Company purchased for retirement $10.2 million face value of it's 10.75% Senior Subordinated Notes for $4.6 million in cash. The transaction resulted in an extraordinary gain on the early retirement of debt of $3.2 million, net of taxes of $2.1 million. The purchase of this indebtedness will result in an after-tax yield to maturity of 20.3% and reduce interest costs by $1.1 million annually.


OTHER EXPENSE, NET

         Other expense, net (which is predominantly net interest expense) decreased by approximately 4% or $0.3 million to $7.6 million in the 2001 Period compared to $7.9 million in the 2000 Period. The $0.3 million decrease was attributable to lower interest expense realized from the early retirement of debt in the 2001 Period compared to the 2000 Period. The Company has $94.8 million of indebtedness as of December 30, 2000 compared to $104.1 million at January 1, 2000.


 NET EARNINGS

         Net earnings increased by approximately $7.8 million to $7.0 million for the 2001 Period from a net loss of $0.8 million in the 2000 Period.

         The increase in net earnings was primarily attributable to the increase in earnings from operations in the 2001 Period.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $2.4 million for the 2001 Period compared to $4.4 million used in operating activities for the 2000 Period. The increase of $6.8 million of cash generated was primarily attributable to the increase in net earnings, partially offset by increased working capital.

         Net cash used in investing activities was $1.9 million for the 2001 Period compared to $1.1 million for the 2000 Period.

         Net cash used in financing activities was $6.9 million for the 2001 Period compared to $0.9 million for the 2000 Period. The increase in the 2001 Period was due to the early retirement of the 10.75% Senior Subordinated Notes and higher principal payments on existing debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         As of December 30, 2000, the Company's outstanding long-term debt is $94.8 million. The Company has a Revolving Credit Facility up to $20.0 million, which is collateralized by accounts receivable and inventories. At December 30, 2000 there was $20.0 million available under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility may be used for general and other corporate purposes. To date, the Company has not used any amounts under the Revolving Credit Facility.

         The Company believes that cash flow from operations and the availability of borrowings under the Revolving Credit Facility will provide adequate funds for ongoing operations, planned capital expenditures and debt service during the term of such facility.

         Capital expenditures for fiscal 2001 are expected to focus on vertical integration with significant investments in equipment to expand manufacturing capacity in machining, glass production, sealing and plating, as well as automation equipment to lower production costs on the high volume production lines. Expected capital expenditures for fiscal 2001 are approximately $5.5 million and will be financed through working capital, the Revolving Credit Facility and/or purchase money indebtedness.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates on the Company's Revolving Credit Facility. At December 30, 2000, the Company had no outstanding borrowings under the line of credit and, therefore, changes in interest rates would have no impact on the Company's results of operations.

PART II - OTHER INFORMATION

Items 1 through 5 are omitted, as they are not applicable.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits:   12.1 - Computation of ratio of earnings to fixed
              charges

              (b) Reports on Form 8-K - On January 12, 2001, the Company filed Form 8-K regarding the appointment of Richard L. Ferraid as the new Chairman of the Board of the Company.


                                SIGNATURES


                                HCC INDUSTRIES INC.


DATED:  January 22, 2001        /s/  Richard L. Ferraid
       -----------------             -------------------------------------
                                     President and Chief Executive Officer


DATED:  January 22, 2001        /s/  Christopher H. Bateman
       -----------------             -------------------------------------
                                     Vice President and Chief Financial Officer