Form 10-K
period 2001-03-31
HCC INDUSTRIES INC /DE/
filed 2001-05-21
CIK 316884

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended: March 31, 2001
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the transition period from      to
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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

    Registrant's Common Stock, outstanding at March 31, 2001 was 137,945 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents referenced on Exhibits Index, which begins on page 41

HCC INDUSTRIES INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

PART I

Item 1—Business

General

    Except where the context indicates otherwise, the term "Company" means HCC Industries Inc. and its wholly owned subsidiaries Hermetic Seal Corporation, Glasseal Products, Inc., Sealtron, Inc., Norfolk Avon Realty Trust, HCC Industries International, HCC Machining Company, Inc. and HCC Foreign Sales Corporation.

    The Company was incorporated in Delaware in 1985 and is one of the largest custom manufacturers of high precision hermetically sealed electronic connection devices in the United States. High precision hermetic seals are used primarily to permit the flow of electricity across a barrier used to separate different atmospheric media (such as gas or liquid to air or vacuum) existing on opposite sides of the barrier. A hermetic seal is generally accomplished through the creation of a glass-to-metal seal ("GTMS").The hermetic seals manufactured by the Company generally fall into four categories—terminals, headers, connectors and microelectronics packages. A "terminal" is a device characterized by having only a single contact pin, while a "header" has multiple contact pins inserted in a frame. A "connector" is a type of terminal or header which can be mechanically coupled to or uncoupled from another connection. A "microelectronic package" is a container for thick and thin film substrates onto which hybrid circuitry has been etched. The Company operates in the premium segment of the market by providing high precision GTMS, custom designed to meet specific customer requirements. Each GTMS generally consists of a metal body or housing, metal contact pins, and an insulator fabricated from glass, ceramic or glass/ceramic mixtures. GTMS range in size from a two foot long, eight inch diameter cylindrical connector utilized for through-hull communication links for nuclear submarines, to a 40/1000 inch outside diameter (12/1000 inch inside diameter) implant to measure pressure in the heart chamber.

    The Company believes that it has been an industry leader in the design and manufacture of GTMS since it developed its GTMS process in 1945. The Company has developed over 75,000 different configurations, primarily for the following industries: (1) automotive (for use in, for example, the initiators in airbags and seat belt pretensioners); (2) aerospace and military electronics (for use in, for example, gyro guidance devices, flight instrumentation, jet engine controls, and space suit controls); (3) test and measurement (for use in, for example, temperature and pressure transducers, infrared detection instrumentation, electro-optical devices and fuel injection monitoring devices); (4) medical electronics (for use in, for example, pacemakers, kidney dialysis machines and devices for monitoring vital life signs); (5) telecommunications (for use, in for example, fiber optics); and (6) energy (for use in, for example, oil drilling equipment and downhole logging instrumentation and for conventional and nuclear electric power generating plants).

    The demand for the Company's products is largely dependent on the telecommunication, automotive and aerospace industries. Sales to the Company's two largest customers accounted for approximately 26% and 11%, respectively, of the Company's consolidated sales for the fiscal year ended March 31, 2001. Sales to the Company's ten largest customers accounted for approximately 59% of consolidated sales during the 2001 fiscal year. Approximately 70% of the Company's consolidated sales for fiscal 2001 were to customers with which the Company had contractual agreements, sole source relationships, letters of intent or long-term purchase orders. A substantial portion of these business relationships are informal and certain of the Company's contractual arrangements may be terminated at will. On January 16, 2001, the Company entered into a new 12-month supply agreement with Special Devices, Inc. ("SDI"). The agreement implements an immediate 12% price decrease and contains provisions for future price decreases subject to implementation of cost reduction initiatives and/or increased unit volumes.

Competitive Strengths

    The Company believes that it has the following competitive strengths:

    Long-Term Customer Relationships.  Many of the Company's customers, including SDI, have been customers for over ten years. The Company believes that both automotive and aerospace OEMs continue to seek long-term partnerships with fewer core suppliers. The Company's relationships are strengthened by the fact that many of its arrangements with its customers provide for the Company to act as the sole source of supply for the customer. The Company estimates that approximately 70% of the Company's consolidated sales for fiscal year 2001 were from contractual agreements, sole source relationships, letters of intent or long-term purchase orders.

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

    Diverse Products and Customers.  The Company has a diverse customer base, with sales of numerous product variations to approximately 1,200 customers in fiscal 2001. Over the past several years, the Company has recognized consistent growth in sales of GTMS products to the telecommunication, automotive, aerospace and general industrial markets.

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

    The Company sells its products to five principal industries: (i) the telecommunication industry for use in optical networking components, (ii) the automotive parts industry for use in airbag initiators, seat belt pretensioners, climate control devices and anti-lock braking systems; (iii) the aerospace industry for use primarily in commercial and military aviation and electronics; (iv) general industry for use primarily in process control, and other industrial and medical applications; and (v) the petrochemical industry, for use primarily in oil and gas downhole logging equipment.

Telecommunication

    The Company designs and manufactures highly engineered hermetic packaging used to facilitate the infrastructure outbuild of fiber optic telecommunications, supporting global internet communications. The Company has a strong position in the current OC-192 technology, as well as qualified designs for a variety of next generation products for increased speed and bandwidth.

Automotive

    The Company provides GTMS products used in initiators for airbag devices. At present, each airbag device requires at least one initiator (the device that deploys the airbag). The automotive airbag industry has undergone dynamic growth over the recent past stemming from increased consumer demand for automotive safety devices and federal regulations requiring such devices. Regulations adopted by the National Highway Traffic Safety Administration require that airbags be the automatic frontal crash protection system used for both the driver and front passenger in 100% of all passenger automobiles, light trucks and vans manufactured for sale in the United States.

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

General and Industrial

    The Company provides GTMS used in pressure and temperature transducers (sensors), industrial process control equipment, capacitor end-seals for electronic devices and other industrial and medical applications. The Company believes that its ability to help customers develop products to meet demanding specifications allow for significant opportunities within this market segment, including those customers not currently served by the Company's products. The Company also believes that the increased sophistication of equipment and increased level of automation being used in industrial applications will increase demand for GTMS products.

Petrochemical

    The Company provides GTMS used for downhole logging equipment in the oil and gas industry primarily under long-term contracts to oil field equipment and service companies. The Company's sales to this industry during any period are somewhat dependent on the current level of exploration and drilling in the oil and gas industry and current demand for and price of crude oil. The Company believes that it is one of only two significant providers of GTMS to this industry. The Company expects that the trend toward more sophisticated measurement-while-drilling equipment in the petrochemical industry is likely to lead to more demand for the Company's products.

Customers and Applications

    The Company has approximately 1,200 active customers. The Company's ten largest customers accounted for approximately 59% of net sales for fiscal year 2001. The Company's largest customer, Special Devices, Inc. ("SDI") (a manufacturer of airbag initiators), represented approximately 26% of consolidated sales for the fiscal year ended March 31, 2001.

    Approximately 70% of the Company's consolidated sales for fiscal year 2001 were to customers with which the Company had contractual agreements, sole source relationships, letters of intent or long-term purchase orders. The Company only begins to manufacture products upon receipt of a purchase order. The Company's relationship with SDI includes a contract expiring January 15, 2002 to produce approximately 85% of SDI's GTMS for its initiators provided the Company maintains pricing and quality which are generally equivalent to or better than other suppliers. The Company believes that it currently provides nearly all of SDI's GTMS components.

    The following table sets forth the Company's principal end-user markets, certain applications for its products and certain of the Company's customers in fiscal year 2001.

End Markets	Telecommunication	Automotive	Aerospace	Industrial/Petrochemical
Applications:	Optical Switching DWDM Transport Optical Components Metro Access DWDM	Airbag Initiators Thermistors Airbag Pressure Switches ABS	Jet Engine Monitors Avionics Fuel Gauge Indicators Temperature Sensors De-icing Sensors Air Speed Indicators	Process Control Sensors Downhole Drilling Sensors Lithium Batteries
Customers*:	Agerea W J Communications MOEC Codeon Nortel JDS Uniphase	SDI NCS Pyrotechnie Keystone Takata	Honeywell Rosemount Aerospace Hamilton Sundstrand ITT Aerospace Ametek Aerospace	Druck, Ltd. Hawker Eternacel Invensys Schlumberger Halliburton Panametrics Kemet
Specific example of product application:	Modulator	Airbag Initiator	Temperature Sensors	High pressure electrical bulkheads for downhole use (oil exploration)
What the product does:	Optical shutter to create binary code for laser transmission along fiber.	Electric current flows from crash sensor through initiator to begin inflation of the airbag.	Passes electric current from sensors that detect excessive heat and/or fire in aircraft	Carries electrical signals between geological formation measurement tools and sensors.
Result:	Higher speed data transmission.	Airbag is inflated in approximately 6 to 14 milliseconds	Warning signal and automatic release of fire retardant	Allows precise measurement of geology while protecting sensitive equipment from extreme heat and pressure.

*
Other than SDI, Agere and W J Communications, all of the customers listed represented individually less than 5% of the Company's consolidated sales for fiscal year 2001.

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

    The Company has made a significant investment in Computer Numerically Controlled ("CNC") machine tools in order to manufacture the metal shells and pins to demanding customer specifications. The Company also machines most of its own graphite fixtures thereby allowing it to maintain process quality. Many of the glass preforms used in the Company's products are manufactured internally as well. The Company has many proprietary formulas for glass and glass/ceramic mixtures that it has developed in over 50 years of manufacturing. In addition, the Company has extensive capabilities in selective plating of precious and non precious metals.

    The Company utilizes Statistical Process Control ("SPC"), Design Failure Mode Effects Analysis, Process Failure Mode Effects Analysis and a strict adherence to complete manufacturing documentation in order to manufacture high quality products for internal use as well as external customer sales. The Company believes that its knowledge and use of these procedures give the Company a competitive advantage. Hermetic, Glasseal, Sealtron and HCC Machining are ISO 9001 registered. The ISO 9001 registration, an international standard of quality, should facilitate business expansion in Europe.

Marketing and Sales

    The Company's products are marketed throughout the Unites States to customers in a wide variety of industries, both by Company-employed salespersons, who work out of the Company's plants, and by a number of independent regional manufacturers' sale representatives. The 14 Company-employed salespersons receive a base salary plus bonus potential. Sales in Europe are through a two person office in Northampton, England. As part of the Company's growth strategy, the Company believes that it can capture an increasing share of the business outside the United States. Economic, political, governmental and regulatory conditions in such international markets could adversely affect the Company's ability to successfully enter or operate in such markets. Therefore, no assurances can be given that the Company's attempts to expand its business into such international markets will be successful. The Company currently has 8 independent regional manufacturers-sales representatives spread geographically across North America and Europe. These representatives, who do not exclusively sell the Company's products, are remunerated on a commission basis. The Company believes there is a significant opportunity to increase its sales through expansion of its sales and distribution efforts, both within the markets it currently serves and in new markets.

Competition

    The Company believes based upon internal analysis that most of the Company's competitors in the GTMS sector of the industry in which it competes are smaller and have less technological and manufacturing expertise than the Company. The Company believes that it occupies a favorable competitive position because of its experience in engineering and production techniques and also its extensive vertical integration. Price has generally been a less significant competitive factor than the quality and design of the GTMS because their cost typically is a small percentage of the total cost of the end products in which they are used and because of the importance of the uses to which many of the Company's products are put. In addition, products for airbag initiators are qualified for particular new automotive models and new products are subject to design and process verification testing (prior to which there are no sales) which typically takes 8 to 24 months and, therefore, helps to inhibit new entry into the market.

Backlog

    As of March 31, 2001, the Company had a backlog of $52.4 million compared to $36.2 million as of April 1, 2000. The Company sells a majority of its products pursuant to contractual agreements, sole source relationships, letters of intent or long-term purchase orders, each of which may permit early termination by the customer. However, due to the specialized, highly engineered nature of the Company's product, it is not practical in many cases for customers to shift their business to other suppliers without incurring significant switching and opportunity costs.

Employees

    At March 31, 2001, the Company had approximately 800 employees, substantially all of whom were located in the United States. None of the Company's employees is subject to a union contract. The Company considers its relations with its employees to be excellent.

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

    Under certain environmental laws, in particular CERCLA, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Generally, liability under CERCLA is joint and several and remediation can extend to properties owned by third parties. Persons who arrange for the disposal or treatment of hazardous or toxic substances or otherwise cause the release of such substances into the environment may also be liable under such laws for the costs of removal or remediation of such substances at a disposal or treatment facility or other location where the substances have migrated or come to be located, whether or not such facility or location is or ever was operated by such person and regardless of whether the method of disposal or treatment was legal at the time. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for the presence of such hazardous or toxic substances, and the liability under such laws has been interpreted to be strict, joint and several unless the harm is divisible and there is a reasonable basis for the allocation of responsibility. In addition, the presence of hazardous or toxic substances, or the failure to properly remedy such property may adversely affect the market value of the property, as well as the owner's ability to sell or lease the property. The Company has potential liability under environmental laws for the remediation of contamination at two of its facilities (see Item 3 for further discussion of environmental matters).

Item 2—Properties

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

Location	Owned/Leased	Square Feet
Rosemead, CA	Owned	37,000
El Monte, CA	Owned	110,000
Lakewood, NJ	Owned	50,000
Reading, OH	Owned	37,000

Item 3—Legal Proceedings

Environmental Matters

Rosemead, California

    Regional Groundwater Contamination. A portion of the San Gabriel Valley in which the Rosemead facility is located was designated by the EPA as a federal Superfund site in 1984. The Company has been named as a potentially responsible party ("PRP") under CERCLA for the El Monte Operable Unit. If the Rosemead facility contributed to the regional contamination, such contribution is in connection with alleged spills of the degreasing solvent tetracholoroethylene (PCE).

    Many other companies are believed to be contributors to the groundwater contamination in the El Monte Operable Unit. The Company and 18 other such companies have formed the Northwest El Monte Community Task Force (the "Task Force") to undertake the investigation of the remediation, to identify other potential contributors and potentially to undertake required remediation. In March of 1995, the Task Force entered into a Consent Administrative Order with the EPA to perform a Remedial Investigation and Feasibility Study (RI/FS) of the operable unit. The RI/FS was completed in 1999 and the EPA issued an interim record of decision. The RI/FS costs of approximately $2.4 million to date have been funded with about one-quarter of the costs coming from governmental entities and the balance paid pursuant to a confidential interim allocation agreement of Task Force members. To date an additional $1,100,000 has been spent to undertake early remediation efforts on a voluntary basis and an additional $1,600,000 will be spent in 2001. This money has been raised pursuant to a matching funds, cost sharing agreement with a public entity.

    On-site/Soil and Groundwater Cleanup Costs.  In addition to the Operable Unit Remediation costs, the Company has voluntarily undertaken both on-site soil and groundwater remediation. In 1995, the Company installed a soil vapor extraction system. To date, the remediation system has removed over 97% of contaminants in the soil.

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

    Pursuant to this procedure, the Company, through its licensed consultants, designed a remediation system which is intended to capture the contaminants before they reach the town wells. In 1996, the program was approved, constructed and became operational. In 1999, to accelerate the cleanup, the Company installed additional extraction wells closer to the source area and removed the suspected source of contamination. No additional infrastructure is anticipated at this time. To date, the system has been very successful in reducing contaminant levels.

Financial Impact

    Uncertainty as to (a) the extent to which the Company caused, if at all, the conditions being investigated, (b) the extent of environmental contamination and risks, (c) the applicability of changing and complex environmental laws (d) the number and financial viability of other PRP's, (e) the stage of the investigation and/or remediation, (f) the unpredictability of investigation and/or remediation costs (including as to when they will be incurred), (g) applicable clean-up standards, (h) the remediation (if any) that will ultimately be required, and (i) available technology make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. In addition, liability under CERCLA is joint and several, and any potential inability of other PRP's to pay their pro rata share of the environmental remediation costs may result in the Company being required to bear costs in excess of its pro rata share.

    In fiscal 1997, the Company with the help of independent consultants, determined a cost estimate and accrued $10,000,000 for existing estimated environmental remediation and other related costs. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 20 years. This estimate is based on progress made in determining the magnitude of such costs, experience gained from sites on which remediation is ongoing or has been completed, and the timing and extent of remedial actions required by the applicable governmental authorities.

    As of March 31, 2001, the accrual for estimated environmental costs was $8,702,000. The Company believes its accrual is adequate, but as the scope of its obligations becomes more clearly defined, this accrual may be modified and related charges against earnings may be made.

    Claims for recovery of costs already incurred and future costs have been asserted against various insurance companies. The Company has neither recorded any asset nor reduced any liability in anticipation of recovery with respect to such claims made.

Other

    On March 3, 1998, Walter Neubauer, a former stockholder of the Company and a current stockholder of SDI, filed a lawsuit in California Superior Court (Case BC186937; Walter Neubauer vs. Andrew Goldfarb, et. al.) against the Company and certain other stockholders alleging (i) breach of fiduciary duty, (ii) fraud, (iii) negligent misrepresentation, (iv) negligence, (v) violations of corporations code and (vi) breach of contract. The allegations primarily relate to the Company's exercise of an option to acquire Mr. Neubauer's stock in August 1996. In September 1999, five of the six claims were dismissed upon a summary judgment motion made by the Company, including all of the claims against the Company. The remaining claim is against Andrew Goldfarb, the former Chief Executive Officer, as an individual, for alleged violations of oral representations.

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

Indemnification

    Pursuant to the terms of a recapitalization in early 1997, the selling stockholders agreed to indemnify the Company with respect to the after-tax costs of contingent liabilities, subject to a cap for all indemnified liabilities of $30 million. In February 1997, a $6.0 million interest bearing escrow account was established by the selling stockholders (the "Deferred Amount") to secure indemnity claims of the Company. Although there can be no assurances, the Company believes that the Deferred Amount should be adequate to cover these liabilities. In the event the Deferred Amount is inadequate to cover the liabilities, the Company has been informed by the selling stockholders that they will draw upon personal funds to cover such excess costs.

Item 4—Submission of Matters to a Vote of Security Holders

None

PART II

Item 5—Market for the Registrant's Common Equity and Related Stockholders Matters

Not Applicable

Item 6—Selected Financial Data

    The following selected consolidated financial information for each of the five fiscal years in the period ended March 31, 2001 has been derived from the audited consolidated financial statements of the Company. The information presented below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and related notes thereto appearing elsewhere herein (in thousands).

	March 29, 1997	March 28, 1998	April 3, 1999	April 1, 2000	March 31, 2001
Statement of Operations Data
Net sales	$56,683	$64,561	$67,701	$54,607	$80,539
Cost of goods sold	35,729	38,922	41,361	39,794	53,405

Gross profit	20,954	25,639	26,340	14,813	27,134
Selling, general and administrative expenses	9,308	8,552	7,213	8,073	8,329
Non-recurring expense(1)	10,000	1,250	—	—	—

Earnings from operations	1,646	15,837	19,127	6,740	18,805
Interest and other income	479	510	755	734	649
Interest expense	(2,946)	(10,327)	(11,190)	(11,333)	(10,717)

Earnings (loss) before taxes, and extraordinary item	(821)	6,020	8,692	(3,859)	8,737
Taxes (benefit) on earnings (loss)	(293)	2,406	3,325	(1,525)	2,975

Earnings (loss) before extraordinary item	(528)	3,614	5,367	(2,334)	5,762
Extraordinary gain/(loss), net of taxes(2)	(1,186)	(986)	—	—	3,187

Net earnings (loss)	$(1,714)	$2,628	$5,367	$(2,334)	$8,949

Balance Sheet Data (at period end)
Total assets	$116,141	$62,860	$70,368	$71,768	$69,222
Working capital	7,594	16,883	22,079	13,255	11,019
Long-term debt, less current portion	78,916	98,201	102,043	97,475	87,864
Stockholders' deficit	(53,340)	(56,940)	(51,372)	(53,706)	(44,614)
Dividends declared	—	—	—	—	—

(1)
Represents $10.0 million non-recurring expense for environmental remediation for fiscal 1997 and $1.3 million non-recurring expense for financial advisory fee for fiscal 1998.

(2)
Represents gain/(loss) on early retirement of debt, net of taxes (tax benefit).

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following table and discussion should be read in conjunction with the information contained in the consolidated financial statements and notes thereto of the Company appearing elsewhere herein. Unless otherwise stated, all references to years means the Company's fiscal year ending March 31, 2001 (2001), April 1, 2000 (2000), and April 3, 1999 (1999), respectively.

Results of Operations (In millions)

	2001	Percent	2000	Percent	1999	Percent
Net sales	$80.5	100.0%	$54.6	100.0%	$67.7	100.0%
Gross profit	27.1	33.7%	14.8	27.1%	26.3	38.9%
Selling, general and administrative expenses	8.3	10.3%	8.1	14.8%	7.2	10.7%
Earnings from operations	18.8	23.4%	6.7	12.3%	19.1	28.3%
Other expense, net	(10.1)	(12.5%)	(10.6)	(19.4%)	(10.4)	(15.4%)
Extraordinary gain(1)	3.2	4.0%	—	—	—	—
Net earnings (loss)	$8.9	11.1%	($2.3)	(4.3%)	$5.4	7.9%

(1)
Represents extraordinary gain on early retirement of debt, net of taxes.

Comparison of the Fiscal Year Ended 2001 with 2000

Net Sales

    The Company's net sales increased by approximately 47.4% or $25.9 million to $80.5 million for 2001 compared to sales of $54.6 million for 2000. The significant increase was due to increasing demand in all markets, other than automotive products. Sales to existing aerospace, industrial process control, and petrochemical customers increased by approximately 47% in 2001 compared to 2000. Based on current order volume, the Company expects the strong demand in the aerospace, industrial process control and petrochemical markets to continue in the next several quarters.

    The Company has continued to develop a significant market presence in the telecom markets through component products designed for optical networking infrastructure. Sales of these products increased by $14.3 million in 2001 compared to 2000. Based on recent industry reports, the Company expects significant weakness in these markets to prevail for the next few quarters.

    On the automotive side, unit shipments of airbag initiator products decreased moderately due to customer demand on several existing programs. The Company's airbag initiator shipments to its largest customer, Special Devices, Inc. ("SDI") decreased approximately 5% for 2001 compared to the 2000. Overall, revenue from all automotive shipments decreased approximately 5% in 2001 compared to 2000. On January 16, 2001, the Company entered into a new 12-month supply agreement with SDI. The agreement resulted in an immediate 12% price decrease and contains provisions for future price decreases subject to implementation of cost reduction initiatives and/or increased unit volumes. Based on current order volume, the Company expects no significant change in revenue from automotive products over the near term.

Gross Profit

    Gross profit increased by approximately 83.1% or $12.3 million, to $27.1 million for 2001 compared to $14.8 million for 2000. Gross margin increased to 33.7% for 2001 from 27.1% for 2000.

    The increase in gross profit is attributable to the increased sales volume. The increase in gross margin was primarily attributable to the significant increase in revenue and the corresponding impact of fixed overhead costs leveraged against higher revenue.

Selling, General and Administrative Expenses

    Selling, general and administrative ("S,G&A") expenses increased by approximately 2.5% or $0.2 million to $8.3 million for 2001 compared to $8.1 million for 2000. S,G&A expenses as a percent to sales decreased to 10.3% in 2001 from 14.8% for 2000.

    The $0.2 million increase in S,G&A expenses was primarily attributable to a $0.3 million increase in selling commissions incurred on the higher sales volume, and a $0.7 million increase in management incentive plans incurred with the improved operating results of the Company. These increased costs were mostly offset by non-recurring due diligence costs associated with two abandoned acquisitions as well as compensation costs incurred during the management transition in 2000. The improvement in the percentage of S,G&A expenses to sales reflects the increased growth in net sales.

Earnings from Operations

    Operating earnings increased $12.1 million to $18.8 million for 2001 compared to $6.7 million for 2000. The significant increase in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the increase in gross profit, gross margin and S,G&A expenses as a percent to sales.

Other Expense, net

    Other expense, net (which is predominantly net interest expense) decreased 4.7% or $0.5 million to $10.1 million in 2001 compared to $10.6 million in 2000. The $0.5 million decrease was primarily attributable to lower interest expense realized from the early retirement of debt during 2001. The Company has $91.0 million of indebtedness as of March 31, 2001 compared to $104.5 million at April 1, 2000.

Extraordinary Gain, net

    During 2001, the Company purchased for retirement $10.2 million face value of it's 10.75% Senior Subordinated Notes for $4.6 million in cash. The transaction resulted in an extraordinary gain on the early retirement of debt of $3.2 million, net of taxes of $2.1 million. The purchase of this indebtedness will reduce interest costs by $1.1 million annually.

Net Earnings

    Net earnings increased by approximately $11.2 million to $8.9 million for 2001 from net a net loss of $2.3 million in 2000. The increase in net earnings was primarily attributable to the increase in earnings from operations, the decrease in interest expense and the extraordinary gain, all as discussed above.

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

    On the automotive side, sales of airbag initiator products decreased significantly due to weak customer demand on existing programs. The Company's airbag initiator shipments (in units) to its largest customer, Special Devices, Inc. ("SDI") was flat for 2000 compared to 1999. The flat units volume was compounded by a price reduction effected under a supply agreement with SDI and decreases in automotive shipments to other customers. The agreement with SDI was effective March 18, 1999 and was due to expire on December 31, 2002 (a revised supplier agreement was executed in 2001). Overall, revenue from all automotive shipments decreased approximately 14% in 2000 compared to 1999.

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

    The $0.9 million increase in S,G&A expenses was primarily attributable to the write off of due diligence costs associated with two abandoned acquisitions as well as compensation costs incurred during the management transition in 2000. The increase in the percentage of S,G&A expenses to sales reflects the impact of the increased costs spread over decreased sales compared to 1999.

Earnings from Operations

    Operating earnings decreased $12.4 million to $6.7 million for 2000 compared to $19.1 million for 1999. The significant decrease in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the decrease in gross profit, gross margin and S,G&A expenses as a percent to sales.

Other Expense, net

    Other expense, net (which is predominantly net interest expense) increased 1.9% or $0.2 million to $10.6 million in 2000 compared to $10.4 million in 1999. The $0.2 million increase was attributable to additional interest expense incurred from additional indebtedness, net of increased interest income. The Company has $104.5 million of indebtedness as of April 1, 2000 compared to $103.2 million at April 3, 1999.

Net Earnings

    Net earnings decreased by approximately $7.7 million to a net loss of $2.3 million for 2000 from net earnings of $5.4 million in 1999. The decrease in net earnings was primarily attributable to the decrease in earnings from operations.

Liquidity and Capital Resources

    Net cash provided by operating activities was $8.7 million for 2001 compared to $0.1 million for 2000. The increase of $8.6 million was primarily attributable to increased net earnings.

    Net cash used in investing activities was $2.6 million for 2001 compared to $1.6 million for 2000, was due to an increase in purchases of property, plant and equipment.

    Net cash used in financing activities was $11.8 million for 2001 compared to $1.3 million for 2000. The increase in 2001 is primarily attributable to debt maturities and the early retirement of debt.

    As of March 31, 2001, the Company's outstanding indebtedness was $91.0 million, consisting of $79.8 million principal amount of the senior subordinated notes and $10.2 million of other borrowings. The Company also maintains a $20 million Revolving Credit Facility ("the Revolver") to augment its liquidity requirements. Borrowings under the Revolver may be used for general and other corporate purposes. The Revolver provides for interest on outstanding balances at the bank's prime rate plus 1 1/4% and is collateralized by accounts receivable and inventories of the Company. At March 31, 2001 there was $19.1 million available under the Revolver. The Revolver includes covenants requiring maintenance of certain financial ratios. At March 31, 2001 and April 1, 2000 there were no borrowings outstanding under the Revolver and the Company was in compliance with the required financial ratios.

    The Company believes that cash flow from operations and the availability of borrowings under the Revolving Credit Facility will provide adequate funds for ongoing operations, planned capital expenditures and debt service during the term of the Revolver.

    Capital expenditures for fiscal 2002 are expected to focus on vertical integration with investments in equipment to expand manufacturing capacity in machining, glass production, sealing and plating, as well as automation equipment to lower production costs on the high volume production lines. Expected capital expenditures for fiscal 2002 are approximately $4.3 million and will be financed through working capital.

Impact Of Recently Issued Accounting Standards

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Adoption of SFAS No. 133 is required for the Company's fiscal year beginning April 1, 2001. The Company has no Derivative Instruments and Hedging Activities as defined in SFAS No. 133 and; therefore, the adoption will not have any impact on the Company's financial position, results of operations or cash flows.

    In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". The bulletin was effective during the Company's fiscal year 2001. The Company was in compliance with the bulletin; accordingly, the adoption of SAB No. 101 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

Item 7a—Quantitative and Qualitative Disclosures About Market Risk

    The Company is exposed to market risk from changes in interest rates on the Company's Revolving Credit Facility. At March 31, 2001, the Company had no outstanding borrowings under the Revolver and, therefore, changes in interest rates would have no impact on the Company's results of operations.

Item 8—Financial Statements and Supplemental Data

    All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements, the notes thereto, is not applicable, or not required.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
HCC Industries Inc. and Subsidiaries
Rosemead, California

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HCC Industries Inc. and Subsidiaries at March 31, 2001 and April 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
May 11, 2001

HCC INDUSTRIES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2001	April 1, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$8,896	$14,537
Trade accounts receivable, less allowance for doubtful accounts of $61 at March 31, 2001 and $51 at April 1, 2000	10,799	10,041
Inventories	6,468	4,515
Income taxes receivable	728	2,255
Prepaid and other current assets	1,398	728

Total current assets	28,289	32,076
Property, Plant and Equipment, net	25,836	21,605
Other Assets:
Intangible assets	4,775	5,063
Deferred financing costs	2,071	2,727
Deferred income taxes	2,080	4,100
Restricted cash	6,171	6,197

Total assets	$69,222	$71,768

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Current portion of long-term debt	$3,103	$6,994
Accounts payable	3,897	2,950
Accrued liabilities	10,270	8,877

Total current liabilities	17,270	18,821
Long Term Liabilities:
Long-term debt, net of current portion	87,864	97,475
Other long-term liabilities	8,702	9,178

	113,836	125,474

Commitments and contingencies
Stockholders' Equity (Deficit):
Common stock; $.10 par value; authorized 550,000 shares, issued and outstanding 137,945 shares at March 31, 2001 and 135,495 shares at April 1, 2000	14	14
Additional paid-in capital	343	200
Accumulated deficit	(44,971)	(53,920)

Total stockholders' deficit	(44,614)	(53,706)

Total liabilities and stockholders' deficit	$69,222	$71,768

The accompanying notes are an integral part of these consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For The Year Ended
	March 31, 2001	April 1, 2000	April 3, 1999
Net sales	$80,539	$54,607	$67,701
Cost of goods sold	53,405	39,794	41,361

Gross profit	27,134	14,813	26,340
Selling, general and administrative expenses	8,329	8,073	7,213

Earnings from operations	18,805	6,740	19,127

Other income (expense):
Interest and other income	649	734	755
Interest expense	(10,717)	(11,333)	(11,190)

Total other expenses, net	(10,068)	(10,599)	(10,435)

Earnings (loss) before taxes and extraordinary item	8,737	(3,859)	8,692
Taxes (benefit) on earnings (loss)	2,975	(1,525)	3,325

Earnings (loss) before extraordinary item	5,762	(2,334)	5,367
Extraordinary gain on retirement of debt, net of taxes of $2,125	3,187	—	—

Net earnings (loss)	$8,949	$(2,334)	$5,367

The accompanying notes are an integral part of these consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands)

	Common Stock
			Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders' Equity(Deficit)
	Shares	Amount
Balance, March 28, 1998	135	$13	$—	$(56,953)	$(56,940)
Sale of stock	—	1	200	—	201
Net earnings	—	—	—	5,367	5,367

Balance, April 3, 1999	135	14	200	(51,586)	(51,372)
Net loss	—	—	—	(2,334)	(2,334)

Balance, April 1, 2000	135	14	200	(53,920)	(53,706)
Sale of stock	3	—	50	—	50
Non-cash stock compensation	—	—	93	—	93
Net earnings	—	—	—	8,949	8,949

Balance, March 31, 2001	138	$14	$343	$(44,971)	$(44,614)

The accompanying notes are an integral part of these consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For The Year Ended
	March 31, 2001	April 1, 2000	April 3, 1999
Cash flows from operating activities:
Net earnings (loss)	$8,949	$(2,334)	$5,367
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation	2,251	1,773	1,684
Amortization	639	670	715
Deferred income taxes	1,332	108	(333)
Extraordinary gain	(3,187)	—	—
Non-cash stock compensation	93	—	—
Non-cash expense	—	—	1,085
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable, net	(758)	(207)	302
(Increase) decrease in inventories	(1,953)	(145)	240
Decrease (increase) in other assets	44	(43)	(159)
Increase in other liabilities	917	1,595	120
Increase (decrease) in accounts payable and income taxes receivable/payable	349	(1,351)	(2,033)

Net cash provided by operating activities	8,676	66	6,988

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,565)	(1,644)	(2,242)

Net cash used in investing activities	(2,565)	(1,644)	(2,242)

Cash flows from financing activities:
Principal payments on long-term debt	(7,204)	(1,280)	(993)
Early retirement of debt	(4,598)	—	—
Proceeds from sale of stock	50	—	201

Net cash used in financing activities	(11,752)	(1,280)	(792)

Net (decrease) increase in cash and cash equivalents	(5,641)	(2,858)	3,954
Cash and cash equivalents at beginning of period	14,537	17,395	13,441

Cash and cash equivalents at end of period	$8,896	$14,537	$17,395

Supplemental noncash financing activities:
Capital lease obligations and mortgages	$3,917	$2,581	$3,978
Bonus notes payable to employees	—	—	1,085

The accompanying notes are an integral part of these consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

General

    HCC Industries Inc. and Subsidiaries ("HCC" or "Company") was incorporated in Delaware in 1985. HCC designs, manufactures and markets broad lines of state-of-the-art, high precision electronic connection devices known as hermetic seals and operates in one reportable industry segment. The Company's products are sold primarily in North America and Europe to the aerospace, energy, telecommunications, test and measurement and automotive industries.

    On February 14, 1997, pursuant to a Stock Purchase and Sale Agreement dated as of December 23, 1996, the Company, certain members of management and an investor group completed a recapitalization of the Company (the "Recapitalization"). In connection with the Recapitalization, the Company issued an aggregate of 87,721 shares of common stock to the investor group and repurchased an aggregate of 245,972 shares of common stock from the former principal stockholders. As a result, the investor group acquired a 65% ownership interest in the Company. In accounting for the Recapitalization, no fair value adjustments were made to the book value of the Company's assets and no goodwill was recognized. The amounts paid to the selling stockholders to purchase and retire the shares of common stock was charged to stockholders' equity as a treasury stock transaction.

Indemnification

    In addition, in connection with the Recapitalization, a $6,000,000 interest bearing escrow account was established by the selling stockholders to indemnify the Company with respect to after-tax costs of contingent liabilities, subject to a cap for all indemnified liabilities of $30 million. The escrow account has been classified as restricted cash on the consolidated balance sheet. The restricted cash escrow balance was $6,171,000 at March 31, 2001 and $6,197,000 at April 1, 2000. Any funds remaining in this account upon satisfaction of conditions specified in the escrow agreement, will be paid to the selling stockholders.

Principles Of Consolidation

    The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. All intercompany transactions (which are primarily sales/purchases and receivables/payables) have been eliminated in consolidation.

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

Revenue Recognition

    The Company generally manufactures products under both individual firm purchase orders and fixed price, long-term production contracts. The contracts vary in length, but generally are completed within 12 to 24 months. Sales under individual purchase orders and long-term production contracts are recognized at the time units are shipped and title transfers.

Cash Equivalents

    The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company has bank balances, including cash and cash equivalents, which at times may exceed federally insured limits.

Accounts Receivable, Concentration Of Credit Risk and Geographic Information

    The Company grants uncollateralized credit to its customers who are located in various geographical areas. Estimated credit losses and returns have been provided for in the financial statements and, to date, have been within management's expectations.

    Two customers each accounted for more than 10% of the Company's consolidated revenues in fiscal year 2001 and one customer in fiscal years 2000 and 1999. Sales to Special Devices, Incorporated ("SDI") were $20,736,000 (26%), $21,193,000 (39%) and $24,642,000 (36%) for the fiscal years 2001, 2000 and 1999, respectively. The related accounts receivable from SDI as of March 31, 2001 and April 1, 2000 was $3,042,000 and $4,713,000, respectively. Sales to another customer amounted to $8,920,000 (11%) for the fiscal year 2001 and the related receivable as of March 31, 2001 was $375,000.

    Sales to European customers were approximately $9,250,000 (11.5%), $5,663,000 (10.4%), and $5,000,000 (7.4%) of the Company's consolidated sales for fiscal years 2001, 2000 and 1999, respectively. Sales are attributed to countries based on the location of customers.

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

Intangible Assets

    The excess of purchase price over net assets acquired is amortized on a straight-line basis over the estimated useful lives of the respective assets of 14 to 40 years. Amortization expense was $288,000

(2001), $289,000 (2000), and $291,000 (1999). Accumulated amortization on the excess purchase price over net assets acquired was $2,826,000 and $2,538,000 as of March 31, 2001 and April 1, 2000, respectively.

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

Fair Value of Financial Instruments

    All financial instruments are held for purposes other than trading. The estimated fair value of the Company's long-term debt is based on either quoted market prices or current rates for similar issues for debt of the same remaining maturities. All other non-derivative financial instruments as of March 31, 2001 and April 1, 2000 approximate their carrying amounts either because of the short maturity of the instrument, or based on their effective interest rates compared to current market rates for similar long-term debt or obligations.

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

Recently Issued Accounting Standards

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Adoption of SFAS No. 133 is required for the Company's fiscal year beginning April 1, 2001. The Company has no Derivative Instruments and Hedging Activities as defined in SFAS No. 133 and; therefore, the adoption will not have any impact on the Company's financial position, results of operations or cash flows.

    In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". The bulletin was effective during the Company's fiscal year 2001. The Company was in compliance with the bulletin; accordingly, the adoption of SAB No. 101 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

2.  INVENTORIES:

    Inventories consist of the following (in thousands):

	March 31, 2001	April 1, 2000
Raw materials and component parts	$4,861	$3,036
Work in process	1,607	1,479

	$6,468	$4,515

3.  PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment consist of the following (in thousands):

	March 31, 2001	April 1, 2000
Land	$4,017	$4,017
Buildings and improvements	9,671	9,160
Furniture, fixtures and equipment	24,917	19,043

	38,605	32,220
Less accumulated depreciation	(12,769)	(10,615)

	$25,836	$21,605

4.  LONG-TERM DEBT:

    Long-term debt consists of the following (in thousands):

	March 31, 2001	April 1, 2000
10 3/4% Senior Subordinated Notes—interest payable semi-annually; due May 15, 2007	$79,785	$90,000
Subordinated Bonus Notes—10% interest payable semi-annually; $3,000,000 due March 28, 2001 and $1,083,000 due April 3, 2002	1,083	4,085
Term loans on land, building and improvements—8% interest payable monthly; due May 2008	2,762	2,762
Subordinated Notes due Selling Shareholders—12% interest payable semi-annually; due March 28, 2001	—	2,500
Capital lease obligations (interest rates ranging between 6.36% and 9.63%)	7,337	5,122

	90,967	104,469
Less current portion	3,103	6,994

	$87,864	$97,475

    On May 6, 1997, the Company issued $90,000,000 in principal amount of 10 3/4% Senior Subordinated Notes ("Notes") due in May 2007 and used the proceeds of such issuance to refinance existing debt. In issuing the Notes, the Company incurred $3,870,000 in deferred financing costs. These costs are being amortized using the straight-line method (which approximates the effective interest method) over the term of the respective Notes. The fair value of the Notes may vary from time to time based on the Company's operating performance and other market related factors external to the Company. Presently, the Company believes the fair value of the Notes to be significantly less than the carrying value.

    During fiscal year 2001, the Company purchased for retirement $10.2 million face value of the Notes for $4.6 million in cash. The transaction resulted in an extraordinary gain on the early retirement of debt of $3.2 million, net of taxes of $2.1 million.

    The Notes are redeemable at the option of the Company commencing on May 15 of the year set forth below at the redemption prices also set forth below:

Period	Redemption Price
2002	105.375%
2003	103.583%
2004	101.792%
2005 and thereafter	100.000%

    Minimum payments due under long-term debt as of March 31, 2001 are as follows (in thousands):

Fiscal Year	Amount
2002	$3,103
2003	1,891
2004	1,532
2005	1,272
2006	620
2007 and thereafter	82,549

$90,967

    Cash payments for interest were $10,325,000 (2001), $10,906,000 (2000) and $10,752,000 (1999). Included in accrued liabilities is interest payable of $3,274,000 at March 31, 2001 and $3,697,000 at April 1, 2000.

5.  LINE OF CREDIT:

    The Company has a revolving credit facility agreement, as amended on November 3, 1999, (the "Revolver") of up to $20,000,000 expiring on February 14, 2002. The Revolver provides for interest on outstanding balances at the bank's prime rate plus 1-1/4% and is collateralized by accounts receivable and inventories of the Company. At March 31, 2001 and April 1, 2000, the prime rate was 8.00% and 9.00%, respectively. At March 31, 2001, there was $19,055,000 available under the Revolver. The Revolver includes covenants requiring maintenance of certain financial ratios. At March 31, 2001 and April 1, 2000 there were no borrowings outstanding under the Revolver.

6.  TAXES ON EARNINGS:

    The components of income tax expense (benefit) before extraordinary item consist of the following (in thousands):

	2001	2000	1999
Current:
Federal	$1,437	$(1,341)	$3,090
State	206	(292)	568

	1,643	(1,633)	3,658

Deferred:
Federal	1,131	91	(290)
State	201	17	(43)

	1,332	108	(333)

	$2,975	$(1,525)	$3,325

    The Company's effective tax rate differs from the statutory federal income tax rate as follows:

	2001	2000	1999
Tax provision (benefit) at the statutory rate	34.0%	(34.0)%	34.0%
Nondeductible expenses	1.2%	2.1%	1.0%
State taxes, net of federal benefit	3.0%	(4.7)%	4.0%
Other	(4.1)%	(2.9)%	(0.7)%

	34.1%	(39.5)%	38.3%

    The components of the net deferred taxes are as follows (in thousands):

	March 31, 2001	April 1, 2000
Deferred Tax Assets:
Environmental liabilities	$3,481	$3,671
Accrued bonus and other	983	1,928

	4,464	5,599
Deferred Tax Liabilities:
Depreciation and other	(1,402)	(1,205)

Deferred Tax Asset, net	$3,062	$4,394

    Cash tax payments were $3,250,000 (2001), $239,000 (2000), and $5,302,000 (1999).

7.  CAPITAL STOCK:

    The Company is authorized to issue an aggregate of 550,000 shares of common stock. These shares may be issued in four different classes (A, B, C or D shares) which differ only in voting rights per share as follows:

Class	Voting Rights Per Share
A	1
B	1
C	None
D	10

    During fiscal year 2001, the Company sold 2,450 shares of Class A common stock to the Company's Chairman for $50,000. In conjunction with this transaction, the Company recorded non-cash compensation of $76,000 during fiscal year 2001. The changes in each class of common shares for each of the three years in the period ended March 31, 2001 are as follows (in thousands):

	Class of Common Stock
	A		B		C		D		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance—March 28, 1998	103	$9	27	$3	4	$1	1	$—	135	$13
Sale of Stock	—	1	—	—	—	—	—	—	—	1

Balance—April 3, 1999	103	10	27	3	4	1	1	—	135	14

Balance—April 1, 2000	103	10	27	3	4	1	1	—	135	14
Sale of Stock	3	—	—	—	—	—	—	—	3	—

Balance—March 31, 2001	106	$10	27	$3	4	$1	1	$—	138	$14

The remaining 412,055 shares are undesignated as to class.

    In February 1997, the Company adopted a stock option plan (the "Option Plan") which provides for the grant to employees and directors, from time to time, of non-qualified stock options to purchase up to an aggregate of 17,990 shares of common stock at exercise prices to be determined by the Board of Directors. The Option Plan provides for the grant of management options to purchase 5,485 shares of common stock (the "Management Options"), management performance options to purchase 10,870 shares of common stock (the "Management Performance Options"), director options to purchase 515 shares of common stock (the "Director Options") and director performance options to purchase 1,120 shares of common stock (the "Director Performance Options"). The Management Options and Director Options are subject to a vesting schedule that generally provides for each series of options to vest 20% per year over five years if the Company attains specified annual or cumulative earnings targets as defined in the Option Plan. The Management Performance Options and Director Performance Options are subject to a vesting schedule based on a change in control in which the investor group realizes specified annual rates of return on its equity investment in the Company as defined in the Option Plan. All options are exercisable over a period of 10 years and will automatically vest on the seventh anniversary of the date on which the Option Plan was adopted, regardless of whether the performance criteria are achieved.

    The Company granted options to purchase 5,000, 2,500 and 470 shares of common stock for the fiscal years 2001, 2000, and 1999, respectively, with an exercise price of $370 per share (or higher), which is equal to (or above) the fair value of common stock at the date of grant, except for 1,000 shares in fiscal year 2000 with an exercise price below estimated fair market value. Such difference will be recognized as additional compensation expense on a straight line basis over the vesting period of the underlying options. During fiscal year 2001, the Company recorded non-cash compensation of $17,000 related to these shares. As of March 31, 2001, 17,390 options have been granted under the Option Plan which entitles the holders to purchase upon vesting 17,390 shares of common stock at an exercise price of $370.49 per share. At March 31, 2001, options on 1,533 shares were exercisable and options to purchase 600 shares of common stock remained available for grant.

    The weighted average fair value of each option granted was estimated on the date of grant to be approximately $85 to $100 using the minimum value method with the following assumptions (i) risk-free interest rate of 5.32%, 6.38% and 5.48% for fiscal 2001, 2000 and 1999, respectively, (ii) expected option life of 5 years, (iii) forfeiture rate of 0 and (iv) no expected dividends.

    The Company has adopted the disclosure only provisions of SFAS No. 123. For the years ended March 31, 2001, April 1, 2000 and April 3, 1999, had the Company recognized compensation expense in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", net earnings (loss) would have been $8,715,000, ($2,566,000) and $5,135,000, respectively.

8.  EMPLOYEE BENEFIT PLANS:

    In 1993, the Company adopted the HCC Savings and Investment Plan (the "Plan") which covers all eligible full-time employees. The Company established the Plan to meet the requirements of a qualified retirement plan pursuant to the provisions of Section 401(k) of the Internal Revenue Code. The Plan provides participants the opportunity to make tax deferred contributions to a retirement trust account in amounts up to 15% of their gross wages. The Company has elected to make matching contributions in amounts that may change from year to year. The Company contributed $667,000 (2001), $572,000 (2000) and $536,000 (1999) in matching contributions to the Plan.

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

    In August 1994, the U.S. Environmental Protection Agency ("EPA") identified the Company as a potentially responsible party ("PRP") in the El Monte Operable Unit ("EMOU") of the San Gabriel Valley Superfund Sites. In early 1995, the Company and the EPA executed an Administrative Consent Order which requires the Company and other PRP's to perform a Remedial Investigation and Feasibility Study ("RI/FS") for the EMOU. The RI/FS was completed in 1999 and the EPA issued an interim record of decision. In addition, the Company's facility in Avon, Massachusetts is subject to Massachusetts "Chapter 21E", the State's hazardous site clean-up program. Uncertainty as to (a) the extent to which the Company caused, if at all, the conditions being investigated, (b) the extent of environmental contamination and risks, (c) the applicability of changing and complex environmental laws (d) the number and financial viability of other PRP's, (e) the stage of the investigation and/or remediation, (f) the unpredictability of investigation and/or remediation costs (including as to when they will be incurred), (g) applicable clean-up standards, (h) the remediation (if any) that will ultimately be required, and (i) available technology make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken. In addition, liability under CERCLA is joint and several, and any potential inability of other PRP's to pay their pro rata share of the environmental remediation costs may result in the Company being required to bear costs in excess of its pro rata share.

    In fiscal 1997, the Company with the help of independent consultants, determined a cost estimate and accrued $10,000,000 for existing estimated environmental remediation and other related costs. The time frame over which the Company expects to incur such costs varies with each site, ranging up to 20 years. This estimate is based on progress made in determining the magnitude of such costs, experience gained from sites on which remediation is ongoing or has been completed, and the timing and extent of remedial actions required by the applicable governmental authorities.

    As of March 31, 2001, the accrual for estimated environmental costs was $8,702,000. Actual expenditures for environmental remediation for each of the three years in the period ended March 31, 2001 were $476,000 (2001), $238,000 (2000) and $203,000 (1999). The Company believes its accrual is adequate, but as the scope of its obligations becomes more clearly defined, this accrual may be modified and related charges against earnings may be made.

    Claims for recovery of costs already incurred and future costs have been asserted against various insurance companies. The Company has neither recorded any asset nor reduced any liability in anticipation of recovery with respect to such claims made.

Other

    On March 3, 1998, Walter Neubauer, a former stockholder of the Company and a current stockholder of SDI, filed a lawsuit in California Superior Court (Case BC186937; Walter Neubauer vs. Andrew Goldfarb, et. al.) against the Company and certain other stockholders alleging (i) breach of fiduciary duty, (ii) fraud, (iii) negligent misrepresentation, (iv) negligence, (v) violations of corporations code and (vi) breach of contract. The allegations primarily relate to the Company's exercise of an option to acquire Mr. Neubauer's stock in August 1996. In September 1999, five of the six claims were dismissed upon a summary judgement motion made by the Company, including all of the claims against the Company. The remaining claim is against Andrew Goldfarb, the former Chief Executive Officer, as an individual, for alleged violations of oral representations.

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

10. RELATED PARTY TRANSACTIONS:

    The Company pays an annual management fee of $125,000 plus expenses to Windward Capital Partners (a member of the investor group). The total annual management fee and expenses paid to Windward Capital Partners was $143,000, $218,000 and $152,000 for the fiscal years ended March 31, 2001, April 1, 2000 and April 3, 1999, respectively.

HCC INDUSTRIES INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Additions— Charged to Costs and Expenses	Deductions— Uncollectible Accounts Write Offs	Balance at End of Year
2001
Allowance for doubtful accounts	$51	$81	$71	$61

2000
Allowance for doubtful accounts	$46	$11	$6	$51

1999
Allowance for doubtful accounts	$40	$6	$—	$46

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

PART III

Item 10—Directors and Executive Officers for the Registrant

Management

    The following table sets forth certain information concerning the directors and executive officers of the Company. Each director is elected for a one (1) year term or until such person's successor is duly elected and qualified.

Name	Age	Position
Richard Ferraid	45	Director, Chairman, President and CEO of HCC
Christopher H. Bateman	49	Director, Vice President and Chief Financial Officer of HCC
Robert H. Barton III	67	Director of HCC
Andy Goldfarb	53	Director of HCC
Fred Hauser	64	Director of HCC
John M. Leonis	67	Director of HCC
Robert H. Rau	64	Director of HCC
Thomas J. Sikorski	40	Director of HCC
Gary L. Swenson	63	Director of HCC

    Mr. Ferraid joined the Company in 1992 and currently serves as the Chairman, President and Chief Executive Officer of HCC. Prior to becoming the President and CEO of HCC in March 2000, he served in various capacities including President of Glasseal from 1994-2000. Mr. Ferraid became a director of the Company in February 1997 following the consummation of the Recapitalization. Mr. Ferraid previously worked at Electrical Industries, a competitor of the Company. Mr. Ferraid has over 20 years of experience in the GTMS industry.

    Mr. Bateman joined the Company in 1986 and has served in various capacities. He currently serves as Vice President, Secretary and Chief Financial Officer of HCC. Mr. Bateman has been a director of the Company since 1989. Prior to joining HCC, Mr. Bateman worked for Touche Ross & Co. from

1978 through 1986. He currently serves on the Board of Directors of Methodist Hospital Foundation, a non-profit foundation.

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

    Mr. Goldfarb retired as Chairman, Chief Executive Officer and President of HCC in January 2000 after having served in various capacities since 1976. Mr. Goldfarb has been a director of the Company since 1979 and continues to serve the Company in that role. He currently serves on the Board of Directors of Safety Components International.

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

    Mr. Rau was elected a director of HCC in July 1998. Mr. Rau retired December 31, 1998 as President of the Aerostructures Group of The BFGoodrich Company. Prior to its merger with BFGoodrich, Mr. Rau was President and Chief Executive Officer of Rohr, Inc. from 1993 to 1997. Before joining Rohr, he was an Executive Vice President of Parker Hannifin Corporation and President of its Aerospace Sector. In addition, Mr. Rau is a past member of the Board of Governors of the Aerospace Industries Association, a past Chairman of the General Aviation Manufacturers Association, a member of the Board of Trustees of Whittier College and a member of the Board of Directors of B. F. Goodrich Aerospace Europe and Chairman of the International Advisory Panel of Singapore Aerospace.

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

    Mr. Swenson was elected a director of HCC in February 1997 following the consummation of the Recapitalization. Mr. Swenson has been President and Senior Managing Director of Windward Capital Partners, L.P. since it's founding in 1994, and was a Managing Director of CS First Boston Corporation from 1974 to 1994. Mr. Swenson currently serves on the Board of Directors of Furr's Supermarkets, Inc. and Meridian Automotive Systems, Inc. Mr. Swenson is Mr. Sikorski's father-in-law.

Item 11—Executive Compensation

    The following table sets forth the total value of compensation received by the Chief Executive Officer and the two most highly compensated executive officers, other than the Chief Executive Officer, who served as executive officers of the Company as of March 31, 2001, (collectively with the Chief Executive Officer, the "Named Executive Officers") for services rendered in all capacities to the Company for the year ended March 31, 2001.

Summary Compensation Table(1)

							Long-Term Compensation— Number of Securities Underlying Options
		Annual Compensation
Name and Principal Position	Fiscal Year							All Other Compensation(2)
		Salary		Bonus
Richard Ferraid Chairman, Chief Executive Officer and President	2001 2000 1999	$ $ $	350,000 218,806 205,418	$ $ $	526,968 51,150 40,000	(3)	$17,000 — —	$ $ $	14,790 13,590 13,608
Christopher Bateman Chief Financial Officer and Vice President	2001 2000 1999	$ $ $	212,496 207,874 205,418	$ $ $	476,968 51,150 20,000	(3)	— — —	$ $ $	15,360 20,058 24,033
Dennis Moore Vice President	2001 2000 1999	$ $ $	119,910 117,359 116,522	$ $ $	257,858 28,859 29,494	(3)	— — —	$ $ $	15,922 9,955 10,043

(1)
None of the executive officers has received perquisites the value of which exceeded the lesser of $50,000 or 10% of the salary and bonus of such executive officer.

(2)
For 2001 all other compensation included the following amounts: Mr. Ferraid, $6,000 for Company contributions into the Company's 401(k) plan, $8,550 for automobile allowance and $240 for allocated life insurance; Mr. Bateman, $6,000 for Company contributions into the Company's 401(k) plan, $9,000 for automobile allowance and $360 for allocated life insurance; Mr. Moore, $5,946 of Company contributions into the Company's 401(k) plan, $9,000 for automobile allowance and $976 for allocated life insurance;

(3)
Includes payment of deferred compensation earned in fiscal 1998 under the terms of the Contingent Bonus Plan as follows: Mr. Ferraid $475,000; Mr. Bateman $425,000 and Mr. Moore $228,537.

Grants of Stock Options

    Options on 3,000 shares were granted to Mr. Ferraid during the fiscal year ended March 31, 2001. These options vest at 1/3 per year for calendar years 2001, 2002 and 2003. Options on 2,500 shares were granted to Mr. Ferraid during the fiscal year ended April 1, 2000. The options vest at 1/3 per year for fiscal years 2001, 2002 and 2003. These options are not part of the Option Plan as discussed below.

    The following table sets forth information concerning the value of unexercised options held by the Named Executive Officers. The Named Executive Officers did not exercise any options during the fiscal year ended March 31, 2001.

Options Outstanding at March 31, 2001
Name	Number of Shares Under Option— Exercisable/ Unexercisable	Value of Unexercised Options— Exercisable/ Unexercisable(1)
Richard Ferraid	577/8,513	$123,373/$370,000
Christopher Bateman	244/2,951	$—/$—
Dennis Moore	71/1,074	$—/$—

(1)
There is no public market for the Company's stock. The fair market value of a share of Common Stock is assumed to be equal to the exercise price per share of the options that were granted under the Option Plan ($370.49 per share).

Employment Agreements

    In March 2000, Richard Ferraid entered into an employment agreement with HCC (the "Employment Agreement"). Pursuant to the Employment Agreement, Mr. Ferraid will be employed by HCC until March 31, 2003 provided that HCC may terminate Mr. Ferraid by reason of disability, death or for good cause (as defined in the Employment Agreement). Upon termination by the Company for reasons other than death, disability or good cause, Mr. Ferraid will be entitled to receive salary and benefits for a period of 24 months. The agreement provides for a base salary to be determined in accordance with HCC's policies and an annual bonus contingent on certain performance-based criteria. Pursuant to the terms of the agreement, Mr. Ferraid, during the term of the Employment Agreement and a one year period thereafter, may not solicit customers of the Company, engage in business with any competing entity or induce any other employee of the Company to leave his or her employment with the Company. On December 31, 2000, Mr. Ferraid's employment agreement was amended to reflect the additional stock options granted to him.

    Mr. Goldfarb's employment with the Company expired on April 1, 2000. In fiscal 2001, the Company executed an agreement that compensates Mr. Goldfarb at $156,000 per year for consulting services and certain non-compete provisions. The agreement has a two-year term and expires on March 31, 2002.

    Mr. Rau served as the Chief Executive Officer (CEO) of the Company from January 3, 2000 through March 8, 2000 (when Mr. Ferraid was named CEO) and agreed to serve as the Non-Executive Chairman of the Company for a one year period ending December 31, 2000. Mr. Rau's compensation for the period was $450,000 of which $200,000 was paid in the fiscal year ended April 1, 2000. Mr. Rau was also given an option to purchase 2,450 shares of HCC stock at a price of $50,000, which purchase was made in June 2000.

Option Plan

    In connection with the Recapitalization, HCC adopted the Option Plan which provides for the grant to employees from time to time of non-qualified stock options to purchase up to an aggregate of 22,887 shares (reduced to 17,990 shares in December 2000) of Common Stock at exercise prices to be determined by the Board of Directors. The Option Plan provides for the grant of management options to purchase 5,485 shares of Common Stock (the "Management Options"), management performance options to purchase 10,870 shares of Common Stock (the "Management Performance Options"), director options to non-affiliates of Windward to purchase 585 shares of Common Stock (the "Director Options"), and director performance options to non-affiliates of Windward to purchase 1,120 shares of Common Stock (the "Director Performance Options"). The Management Options and Director Options were granted subject to an EBITDA (as defined in the Option Plan) vesting schedule that provides for 20% of each series of options to vest in each of fiscal year 1998 through fiscal year 2002 if the Company attains a specified target for each such year. The Options will also vest if certain cumulative EBITDA targets are achieved after certain multiple year periods or, so long as the Windward Group realizes specified rates of return on its aggregate equity investment, upon a Change of Control (as defined in the Option Plan). In addition, regardless of whether the performance criteria are achieved, all Options including, the performance-based Options, will vest automatically on the seventh anniversary of the date of grant. To date, only 20% of stock options related to the Management Options and Director Options have vested.

    The Management Performance Options and Director Performance Options were granted subject to a vesting schedule providing for approximately 50% of each series of options to vest upon a Change of Control in which the Windward Group realizes a 30% compounded annual rate of return on its aggregate equity investment in the Company and the remaining options vesting upon a Change of Control in which Windward Group realizes a 40% compounded annual rate of return on its aggregate equity investment in the Company.

    As of March 31, 2001, 17,390 options have been granted under the Option Plan which entitle the holders to purchase upon vesting 17,390 shares of Common Stock at an exercise price of $370.49 per share. An additional 600 Management Options and Management Performance Options may be granted under the Option Plan.

Contingent Bonus Plan

    In connection with the Recapitalization, HCC adopted the Bonus Plan, pursuant to which the Company will grant Bonus Units (each representing an interest in the bonus pool of $6.0 million) to certain key employees (the "Participants"). The Bonus Units will be awarded by a committee of the Board of Directors of HCC formed to administer the Bonus Plan. On April 3, 1999 and March 28, 1998, $1.1 million and $3.0 million of Bonus Units became vested, respectively. Vested contingent bonuses become due and payable on the third anniversary of the applicable vesting date and will bear interest at 10% per annum (payable semi-annually in arrears) from each applicable vesting date until paid in full. Pursuant to this Plan, the $3.0 million of Bonus Units vested in 1998 were paid during fiscal 2001.

    Under the terms of the Bonus Plan, all of an employee's Bonus Units terminate immediately when such employee ceases to be employed by the Company, unless such employment ceases due to such employees' death or disability, in which case such employee will be vested in a portion of such employee's Bonus Units.

Director Compensation

    Each of Messrs. Barton, Leonis, Rau and Hauser receive an annual fee of $20,000. In addition, Mr. Rau received a fee of $250,000 and $200,000 in fiscal 2001 and 2000, respectively, for serving as Chairman of the Board. Messrs. Barton, Leonis and Rau were granted 695, 470 and 470 stock options, respectively, of which 215, 150 and 150, respectively, are subject to a vesting schedule that generally provides for each option to vest 20% per year over five years (25% over four years for Mr. Rau) commencing on the first anniversary of the date of grant if the Company attains specified annual or cumulative earnings targets set forth in the Option Plan and the remaining options vest upon a change in control in which the Windward Group realized specified annual rates of return on its equity investment in the Company as defined in the Option Plan. All options automatically vest on the seventh anniversary of the date of grant regardless of whether the performance criteria are achieved. All options have an exercise price equal to the fair value of the common stock at the date of grant ($370.49 per share).

Compensation Committee Interlocks and Insider Participation

    In fiscal 2001, the Company had no compensation committee and compensation matters were handled either by Mr. Ferraid or by the Board of Directors.

Item 12—Security Ownership of Certain Beneficial Owners and Management

    The following table lists all shares of HCC's Common Stock as of March 31, 2001, beneficially owned by each director of HCC, each executive officer of HCC and each person known by the Company to beneficially own more than 5% of such outstanding shares of Common Stock at such date. The table also reflects the percentage of the shares owned beneficially by all executive officers and directors of HCC as a group. Share numbers and percentages in the table are rounded to the nearest whole share. As of March 31, 2001 there were 137,945 shares of HCC Common Stock outstanding.

Name and Address of Beneficial Owners	Number of Shares of Common Stock*	Percent
Windward/Park HCC, L.L.C.(a)(b)	53,836	39.0%
Windward/Merban, L.P.(a)(b)	10,767	7.8%
Windward/Merchant, L.P.(a)(b)	21,535	15.6%
Windward Capital Associates, L.P.(a)(b)(c)	87,721	63.6%
Windward Capital Associates, Inc.(b)(c)	87,721	63.6%
Gary Swenson(b)(d)(e)	87,721	63.6%
Thomas J. Sikorski(b)(e)	—	**
Robert Barton(h)	—	**
John M. Leonis(h)	270	0.2%
Robert Rau(g)(h)	2,720	2.0%
Fred Hauser(h)	—	**
Andrew Goldarb(h)(k)	30,453	22.1%
Christopher Bateman(h)(i)(j)	9,173	6.6%
Richard Ferraid(h)(j)	3,558	2.6%
All directors and executive officers of the Company as a group (7 persons)(j)(l)	46,174	33.5%

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

**
Less than 1.0%

(a)
Windward/Park HCC, L.L.C. owns 53,836 shares of Class A Common Stock, Windward/Merban L.P. owns 6,451 shares of Class B Common Stock and 4,316 shares of Class C Common Stock, Windward/Merchant, L.P. owns 21,055 shares of Class B Common Stock and 480 shares of Class D Common Stock and Windward Capital Associates, L.P. owns 1,583 shares of Class A Common Stock. The Windward Group due to their common control may be deemed to beneficially own each other's shares, but each disclaims such beneficial ownership. The Windward Group consists of Windward, Windward/Merchant, L.P., the partners of which are Windward and an affiliate of Credit Suisse First Boston Corporation, Windward/Merban, L.P., the partners of which are Windward and an affiliate of Credit Suisse First Boston Corporation and Windward/Park HCC, LLC, the members of which are Windward and MetLife. Pursuant to a set of program agreements, the Windward Group, along with certain other entities, invests in merchant banking investments organized and managed by Windward and its affiliates. The program agreements govern the relationship among the Windward Group and provide for, among other things, procedures for investments, allocations of income and loss, distributions of funds, transfers of interests between and among the partners or members or third parties, provisions relating to the activities of the general partner or manager, including in respect of fees, powers and limitations and removal by the other partners or members, and procedures for the limited partners or non-managing members to exercise voting and management control of the investments. Windward and the other members of the Windward Group have reached agreement concerning an early termination of the period during which they may make future investments under their program agreements. Windward and the other members have informed the Company that such termination will not have any effect on their investment in, or the management or control of, the Company.

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

(g)
Includes 2,720 shares of Common Stock owned by the Rau Family Trust dated December 14, 1984.

(h)
The business address of such person(s) is c/o HCC Industries, Inc., 4232 Temple City Blvd., Rosemead, CA 91770-1592.

(i)
Includes 9,173 shares of Common Stock owned by the Bateman Rillorta Family Trust 2000 dated December 18, 2000.

(j)
Excludes outstanding options to purchase shares of Common Stock of which 244 and 577 are exercisable at March 31, 2001 for Mr. Bateman and Mr. Ferraid, respectively.

(k)
Includes 27,753 shares of Common Stock owned by the Andrew and Denise Goldfarb Revocable Trust of 1995. Also includes 1,350 shares of Common Stock owned by the Jessica Anne Goldfarb Irrevocable Trust and the 1,350 shares of Common Stock owned by the Rebecca Goldfarb Irrevocable Trust of which Mr. Goldfarb's brother is the trustee. Mr. Goldfarb disclaims beneficial ownership of the shares of Common Stock owned by such trusts.

(l)
Excludes shares of Common Stock referred to in notes (d) and (e) above.

Item 13—Certain Relationships and Related Transactions

    The Company pays an annual management fee of $125,000 plus expenses to Windward Capital Partners (a member of the investor group). The total annual management fee and expenses paid to Windward Capital Partners was $143,000, $218,000 and $152,000 for the fiscal years ended March 31, 2001, April 1, 2000 and April 3, 1999, respectively.

PART IV

Item 14—Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    The following documents are filed as part of this report:

		Page Reference Form 10-K
(a)(1)	Financial Statements
	Report of Independent Accountants	19
	Consolidated Balance Sheets at March 31, 2001 and April 1, 2000	20
	Consolidated Statements of Operations for each of the three years ended March 31, 2001, April 1, 2000 and April 3, 1999	21
	Consolidated Statements of Stockholders' Equity for each of the three years March 31, 2001, April 1, 2000 and April 3, 1999	22
	Consolidated Statements of Cash Flows for each of the three years ended March 31, 2001, April 1, 2000 and April 3, 1999	23
	Notes to Financial Statements	24
(a)(2)	Financial Statement Schedules
	Schedule II—Valuation and Qualifying Accounts	33

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

(a)(3) Exhibits
Regulation S-K Exhibit Table Reference
2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2.1	First Amendment and Restatement of the Stock Purchase and Sale Agreement, dated as of December 23, 1996, by and among the Company, the Windward Group, MetLife and the Sellers named therein.(1)
2.2	Subordinated Note Agreement, dated as of February 14, 1997, by and among the Company, Windward/Merchant L.P., Windward/Merban L.P. and MetLife.(1)
2.3	Escrow Agreement, dated as of February 14, 1997, by and among the Company, Windward Capital Associates L.P., the Sellers named therein and U. S. Trust Company of California, N.A., as escrow agent.(1)
3.	Certificate of Incorporation and By-Laws.
3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Amended and Restated By-Laws of the Company.(1)
3.3	Certificate of Incorporation of Hermetic Seal Corporation.(1)
3.4	By-Laws of Hermetic Seal Corporation.(1)
3.5	Certificate of Incorporation of Glasseal PHroducts, Inc.(1)
3.6	By-Laws of Glasseal Products, Inc.(1)
3.7	Certificate of Incorporation of Sealtron, Inc.(1)
3.8	By-Laws of Sealtron, Inc.(1)
3.9	Certificate of Incorporation of Sealtron Acquisition Corp.(1)
3.10	By-Laws of Sealtron Acquisition Corp.(1)
3.11	Articles of Incorporation of HCC Industries International.(1)
3.12	By-Laws of HCC Industries International.(1)
3.13	Declaration of Trust of Norfolk Avon Realty Trust.(1)
4.	Instruments Defining the Right of Security Holders, including Indentures.
4.1
Indenture, dated as of May 6, 1997 (the "Indenture"), among the Company, the Subsidiary Guarantors and IBJ Schroder Bank & Trust Company, as Trustee, relating to the 10 3/4% Senior Subordinated Notes due 2007 and the 10 3/4% Senior Subordinated Exchange Notes due 2007.(1)
4.2	Form of 10 3/4% Senior Subordinated Exchange Notes due 2007.(1)

4.3	Registration Rights Amendment, dated May 6, 1997, among the Company, the Subsidiary Guarantors, and Credit Suisse First Boston Corporation and Furman Selz LLC, as Initial Purchasers.(1)
4.4	First Supplemental Indenture, dated as of October 24, 1997, to the Indenture. (1)
9.	Voting Trust Agreement
9.1	Stockholders Agreement, dated as of February 14, 1997, by and among the Company, the Windward Group and the Stockholders named therein.(1)
10.	Material Contracts.
10.1	Credit Agreement, dates as of February 14, 1997, by and among the Company, Fleet Capital Corporation, as Agent, and the Lender Parties thereto.(1)
10.2	Amendment No. 1 to the Credit Agreement, dated as of May 6, 1997, by and among the Company, Fleet Capital Corporation, as Agent, and the Lender Parties thereto.(1)
10.2.1	Amendment No. 2 to the Credit Agreement, dated as of October 8, 1999, by and among the Company, Fleet Capital Corporation, as Agent, and the Lender Parties thereto.(2)
10.2.2	Amendment No. 3 to the Credit Agreement, dated as of November 3, 1999, by and among the Company, Fleet Capital Corporation, as Agent, and the Lender Parties thereto.(2)
10.3	HCC Industries Inc. Stock Option Plan, dated February 14, 1997.(1)
10.4	Form of Stock Option Agreement (included in Exhibit 10.3).(1)
10.5	Contingent Bonus Plan of HCC Industries Inc., dated as of February 14, 1997.(1)
10.6	Form of Contingent Bonus Plan Award Agreement.(1)
10.7	Employment Agreement, dated as February 14, 1997, by and between the Company and Andrew Goldfarb.(1)
10.8.1	Employment Agreement dated as of April 3, 2000 by and between the Company and Christopher H. Bateman(2)
10.9.1	Employment Agreement dated as of March 31, 2000, by and between the Company and Richard L. Ferraid(2)
10.9.2	Amended and Restated Employment Agreement dated as of December 31, 2000, by and between the Company and Richard L. Ferraid.
10.9.3	Consulting and Release Agreement dated as of September 12, 2000, by and between the Company and Andrew Goldfarb.

10.10	Financial Advisory Services Agreement, dated as of February 14, 1997, by and between Windward Capital Partners, L.P. and the Company.(1)
10.11	Letter Agreement, dated February 14, 1997 from the Company to Windward Capital Partners, L.P., related to fees.(1)
10.12	Purchase Agreement, dated May 1, 1997, by and among the Company, the Subsidiary Guarantors and Credit Suisse First Boston Corporation and Furman Selz LLC, as Initial Purchasers.(1)
12.	Ratio of Earnings to Fixed Charges.
12.1	Statement regarding the computation of ratio of earnings to fixed charges for the Company.
21.	Subsidiaries
21.1	Subsidiaries of the Company.(1)

(1)
Previously filed under the same exhibit number as an exhibit to Registration Statement on Form S-4 (File No. 333-32207) and incorporated herein by reference.

(2)
Previously filed under the same exhibit number as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2000 and incorporated herein by reference.

(a)(4)  Reports on Form 8-K

    On January 11, 2001, we filed a Form 8-K regarding the appointment of Richard Ferraid as the Chairman of the Company.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Rosemead, State of California, on May 18, 2001.

HCC INDUSTRIES INC.
By:	/s/ RICHARD L. FERRAID Richard L. Ferraid President and Chief Executive Officer

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD L. FERRAID Richard L. Ferraid	Chairman, President and Chief Executive Officer (Principal Executive Officer)	May 18, 2001
/s/ CHRISTOPHER H. BATEMAN Christopher H. Bateman	Director, Vice President and Chief Financial Officer (Principal Financial/Accounting Officer)	May 18, 2001
/s/ ROBERT H. BARTON, III Robert H. Barton, III	Director	May 18, 2001
/s/ ANDREW GOLDFARB Andrew Goldfarb	Director	May 18, 2001
Fred Hauser	Director
/s/ JOHN M. LEONIS John M. Leonis	Director	May 18, 2001
/s/ ROBERT H. RAU Robert H. Rau	Director	May 18, 2001
/s/ THOMAS J. SIKORSKI Thomas J. Sikorski	Director	May 18, 2001
/s/ GARY L. SWENSON Gary L. Swenson	Director	May 18, 2001

QuickLinks

HCC INDUSTRIES INC. INDEX TO ANNUAL REPORT ON FORM 10-K
PART I
  Item 2—Properties
  Item 3—Legal Proceedings
  Item 4—Submission of Matters to a Vote of Security Holders
PART II
  Item 5—Market for the Registrant's Common Equity and Related Stockholders Matters
  Item 6—Selected Financial Data
  Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a—Quantitative and Qualitative Disclosures About Market Risk
  Item 8—Financial Statements and Supplemental Data
REPORT OF INDEPENDENT ACCOUNTANTS
HCC INDUSTRIES INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands, except share data)
HCC INDUSTRIES INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands)
HCC INDUSTRIES INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (in thousands)
HCC INDUSTRIES INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
HCC INDUSTRIES INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10—Directors and Executive Officers for the Registrant
  Item 11—Executive Compensation
  Item 12—Security Ownership of Certain Beneficial Owners and Management
  Item 13—Certain Relationships and Related Transactions
PART IV
  Item 14—Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES