Form 10-Q
period 2001-06-30
HCC INDUSTRIES INC /DE/
filed 2001-08-14
CIK 316884

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 333-32207

HCC INDUSTRIES INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-2691666

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4232 Temple City Blvd., Rosemead, California 91770

(Address of principal executive offices)

(626) 443-8933

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Registrant’s Common Stock, outstanding at August 13, 2001 was 137,945 shares.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HCC INDUSTRIES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

ASSETS

	June 30,	March 31,
	2001	2001

	(unaudited)
Current Assets:
Cash and cash equivalents	$5,386	$8,896
Trade accounts receivable, less allowance for doubtful accounts of $70 at June 30, 2001 and $61 at March 31, 2001	10,978	10,799
Inventories	6,817	6,468
Income taxes receivable	---	728
Prepaid and other current assets	1,558	1,398

Total current assets	24,739	28,289

Property, Plant and Equipment, net	26,272	25,836

Other Assets:
Intangible assets	4,703	4,775
Deferred financing costs	1,986	2,071
Deferred income taxes	2,080	2,080
Restricted cash	6,009	6,171

Total assets	$65,789	$69,222

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt	$3,028	$3,103
Accounts payable	3,277	3,897
Income taxes payable	446	---
Accrued liabilities	6,627	10,270

Total current liabilities	13,378	17,270

Long Term Liabilities:
Long-term debt, net of current portion	87,424	87,864
Other long-term liabilities	8,461	8,702

	109,263	113,836

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock; $.10 par value; authorized 550,000 shares, issued and outstanding 137,945 shares at June 30, 2001 and March 31, 2001	14	14
Additional paid-in capital	343	343
Accumulated deficit	(43,831)	(44,971)

Total stockholders' deficit	(43,474)	(44,614)

Total liabilities and stockholders’ deficit	$65,789	$69,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share data)
Unaudited

	Three Months Ended

	June 30,	July 1,
	2001	2000

NET SALES	$18,790	$18,517

Cost of goods sold	12,583	12,360

GROSS PROFIT	6,207	6,157

Selling, general and administrative expenses	1,916	1,961

EARNINGS FROM OPERATIONS	4,291	4,196

OTHER INCOME (EXPENSE):
Interest and other income	74	190
Interest expense	(2,465)	(2,862)

Total other expense, net	(2,391)	(2,672)

EARNINGS BEFORE TAXES	1,900	1,524
Taxes on earnings	760	610

NET EARNINGS	$1,140	$914

The accompanying notes are an integral part of these condensed consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three Months Ended

	June 30,	July 1,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,140	$914
Reconciliation of net earnings to net cash used in operating activities:
Depreciation	621	526
Amortization	157	167
Non-cash stock compensation	---	76
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable, net	(179)	(2,929)
(Increase) decrease in inventories	(349)	366
Decrease in other assets	2	75
(Decrease) in other liabilities	(3,884)	(2,557)
Increase in accounts payable and income taxes payable/receivable	554	1,032

Net cash used in operating activities	(1,938)	(2,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,057)	(900)

Net cash used in investing activities	(1,057)	(900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(515)	(401)
Proceeds from sale of stock	---	50

Net cash used in financing activities	(515)	(351)

Net (decrease) in cash and cash equivalents	(3,510)	(3,581)

Cash and cash equivalents at beginning of period	8,896	14,537

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,386	$10,956

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
Capital lease obligations	---	622

The accompanying notes are an integral part of these condensed consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2001

1.          INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements of HCC Industries Inc. and Subsidiaries (the “Company”), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  It is suggested that the accompanying interim financial statements be read in conjunction with the Company’s audited financial statements and footnotes as of and for the year ended March 31, 2001.  Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the operating results for the full fiscal year.

The Company grants uncollateralized credit to its customers who are located in various geographical areas.  Estimated credit losses and returns have been provided for in the financial statements and, to date, have been within management’s expectations.  Accounts receivable from Special Devices, Inc. (“SDI”), the Company’s largest customer, as of June 30, 2001 and March 31, 2001 were $3,155,000 and $3,042,000, respectively.

2.          INVENTORIES:

             Inventories consist of the following (in thousands):

	June 30,	March 31,
	2001	2001

Raw materials and component parts	$4,841	$4,861
Work in process	1,976	1,607

	$6,817	$6,468

3.             PROPERTY, PLANT AND EQUIPMENT:

                Property, plant and equipment consist of the following (in thousands):

	June 30,	March 31,
	2001	2001

Land	$4,017	$4,017
Buildings and improvements	9,671	9,671
Furniture, fixtures and equipment	25,974	24,917

	39,662	38,605
Less accumulated depreciation	(13,390)	(12,769)

	$26,272	$25,836

4.             LONG-TERM DEBT:

                Long-term debt consists of the following (in thousands):

	June 30,	March 31,
	2001	2001

10 ¾% Senior Subordinated Notes - interest payable semi-annually; due May 2007	$79,785	$79,785

Subordinated Bonus Notes - 10% interest payable semi-annually; due April 3, 2002	1,083	1,083

Term loans on land, building and improvements - 8% interest payable monthly; due May 2008	2,762	2,762

Capital Lease Obligations (interest rates ranging between 6.4% and 9.6%)	6,822	7,337

	90,452	90,967
Less current portion	3,028	3,103

	$87,424	$87,864

5.          CAPITAL STOCK:

The Company is authorized to issue an aggregate of 550,000 shares of common stock. These shares may be issued in four different classes (A, B, C or D shares) which differ only in voting rights per share. At June 30, 2001, the 137,945 outstanding shares of common stock were designated as follows:

	Shares		Voting Rights
Class	Outstanding	Amount	Per Share

A	105,643	$11,000	1
B	27,506	3,000	1
C	4,316	---	None
D	480	---	10

	137,945	$14,000

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

In August 1994, the U.S. Environmental Protection Agency ("EPA") identified the Company as a potentially responsible party ("PRP") in the El Monte Operable Unit ("EMOU") of the San Gabriel Valley Superfund Sites.  In early 1995, the Company and the EPA executed an Administrative Consent Order which requires the Company and other PRP's to perform a Remedial Investigation and Feasibility Study ("RI/FS") for the EMOU.  The RI/FS was completed in 1999 and the EPA issued an interim record of decision.  In addition, the Company’s facility in Avon, Massachusetts is subject to Massachusetts “Chapter 21E”, the State’s hazardous site clean-up program.  Uncertainty as to (a) the extent to which the Company caused, if at all, the conditions being investigated, (b) the extent of environmental contamination and risks, (c) the applicability of changing and complex environmental laws (d) the number and financial viability of other PRP’s, (e) the stage of the investigation and/or remediation, (f) the unpredictability of investigation and/or remediation costs (including as to when they will be incurred), (g) applicable clean-up standards, (h) the remediation (if any) that will ultimately be required, and (i) available technology make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken.  In addition, liability under CERCLA is joint and several, and any potential inability of other PRP’s to pay their pro rata share of the environmental remediation costs may result in the Company being required to bear costs in excess of its pro rata share.

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

As of June 30, 2001, the accrual for estimated environmental costs was $8,461,000.  Actual expenditures for environmental remediation were $241,000 for the three months ended June 30, 2001 and $476,000 for the fiscal year ended March 31, 2001.  The Company believes its accrual is adequate, but as the scope of its obligations becomes more clearly defined, this accrual may be modified and related charges against earnings may be made.

Claims for recovery of costs already incurred and future costs have been asserted against various insurance companies.  The Company has neither recorded any asset nor reduced any liability in anticipation of recovery with respect to such claims made.

             Other

On March 3, 1998, Walter Neubauer, a former stockholder of the Company and a current stockholder of SDI, filed a lawsuit in California Superior Court (Case BC186937; Walter Neubauer vs. Andrew Goldfarb, et. al.) against the Company and certain other stockholders alleging (i) breach of fiduciary duty, (ii) fraud, (iii) negligent misrepresentation, (iv) negligence, (v) violations of corporations code and (vi) breach of contract.  The allegations primarily relate to the Company’s exercise of an option to acquire Mr. Neubauer’s stock in August 1996.  In September 1999, five of the six claims were dismissed upon a summary judgement motion made by the Company, including all of the claims against the Company.  The remaining claim is against Andrew Goldfarb for alleged violations of oral representations.

On May 7, 1998, the Company filed a lawsuit against Mr. Neubauer in California Superior Court alleging (i) breach of contract, (ii) intentional interference with business relations and (iii) interference with prospective business advantage.  All allegations relate to violations of the noncompetition agreement executed by Mr. Neubauer in August 1996.  A preliminary injunction was granted in September 1998.  The Company is seeking damages of approximately $15.0 million.

In addition to the above, the Company is involved in other claims and litigation arising in the normal course of business.  Based on the advice of counsel and in the opinion of management, the ultimate resolution of these matters will not have a significant effect on the financial position or the results of operations of the Company.

7.          RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets” .  SFAS No. 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively.  It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.

SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.  SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001.  Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognitions under SFAS No. 141 will be reclassified to goodwill.  Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted.  The Company has not yet determined the impact these standards will have on its financial statements.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (In millions)

	For the Three Months Ended

	June 30,		July 1
	2001	Percent	2000	Percent

Net sales	$18.8	100.0%	$18.5	100.0%
Gross profit	6.2	33.0%	6.2	33.5%
Selling, general and administrative expenses	1.9	10.1%	2.0	10.8%
Earnings from operations	4.3	22.9%	4.2	22.7%
Other income/expense	(2.4)	-12.8%	(2.7)	-14.6%
Net earnings	$1.1	5.9%	$0.9	4.9%

Comparison of the Three Months Ended June 30, 2001 (“2002 Quarter”) to the Three Months Ended July 1, 2000 (“2001 Quarter”)

Net Sales

             The Company’s net sales increased slightly by 1.5% or $0.3 million to $18.8 million for the 2002 Quarter compared to sales of $18.5 million for the 2001 Quarter.

             Sales to existing aerospace, industrial process control and petrochemical customers increased by approximately 16% in the 2002 Quarter compared to the 2001 Quarter.  Based on current order volume, the Company expects demand in the aerospace, industrial process control and petrochemical markets to exhibit modest growth over the next quarter.

             On the automotive side, revenue from airbag and seat belt initiator products decreased due to both decreasing volumes and contractual price reductions on existing programs.  The Company’s unit shipments to its largest customer, Special Devices, Inc. (“SDI”) decreased 6% for the 2002 Quarter compared to the 2001 Quarter.  Additionally, the Company’s unit shipments to its other automotive customers decreased approximately 18% for the 2002 Quarter compared to the 2001 Quarter.  Overall, revenue from all automotive shipments decreased approximately 17% in the 2002 Quarter compared to the 2001 Quarter.  Based on current order volume, the Company expects consistent unit volume and revenue from automotive products over the next quarter.

             The Company has continued to develop a significant market presence in the telecommunications markets through component products designed for optical networking infrastructure.  Shipments of these products increased dramatically throughout Fiscal Year 2001; however, they have slowed significantly due to reduced spending by the service providers on optical systems.  Sales of these products decreased 10% in the 2002 Quarter compared to the 2001 Quarter.  Based on current order volume and industry reports, the Company expects continued weakness in the telecommunications markets over the next quarter.

Gross Profit

             Gross profit was unchanged at $6.2 million for both the 2002 and 2001 Quarters.  Gross margin decreased slightly to 33.0% for the 2002 Quarter from 33.5% for the 2001 Quarter.

             The modest decrease in gross margin was due to the impact of price concessions on automotive products and changes in product mix.

Selling, General and Administrative Expenses

             Selling, general and administrative (“S,G&A”) expenses decreased by approximately 5.0% or  $0.1 million to $1.9 million for the 2002 Quarter compared to $2.0 million for the 2001 Quarter.  S,G&A expenses as a percent to sales decreased to 10.1% in the 2002 Quarter from 10.8% for the 2001 Quarter.

             Selling expenses increased approximately 6% in the 2002 Quarter compared to the 2001 Quarter.  This increase was primarily attributable to increased selling commissions on approximately $0.3 million of increased sales.   G&A expenses overall were lower in the 2002 Quarter as compared to the 2001 Quarter due to decreased compensation costs.  The decreased percentage of S,G&A expenses to sales reflects the increased leverage on the fixed portion of those expenses.

Earnings from Operations

             Operating earnings increased 2.4% or $0.1 million to $4.3 million for the 2002 Quarter compared to $4.2 million for the 2001 Quarter.  Operating margins increased to 22.9% in the 2002 Quarter from 22.7% for the 2001 Quarter.

             The increase in operating earnings and margin was attributable to the same factors as discussed above.

Other Expense, net

             Other expense, net (which is predominantly net interest expense) decreased to $2.4 million in the 2002 Quarter compared to $2.7 million in the 2001 Quarter.  The decrease is due to lowered levels of net debt outstanding, partially offset by reduced interest income.  The Company has $90.5 million of indebtedness as of June 30, 2001 compared to $104.7 million at July 1, 2000.

Net Earnings

             Net earnings increased by approximately $0.2 million to $1.1 million for the 2002 Quarter from net earnings of $0.9 million in the 2001 Quarter.

             The increase in net earnings was primarily attributable to the increase in earnings from operations and the decrease in net interest expense in the 2002 Quarter.

Liquidity and Capital Resources

             Net cash used in operating activities was $1.9 million for the 2002 Quarter compared to $2.3 million used in operating activities for the 2001 Quarter.  The decrease of $0.4 million of cash used was primarily attributable to the increase in net earnings, partially offset by increased working capital changes.

             Net cash used in investing activities was $1.1 million for the 2002 Quarter compared to $0.9 million for the 2001 Quarter.

             Net cash used in financing activities was $0.5 million for the 2002 Quarter compared to $0.4 million for the 2001 Quarter.  The increase in the 2002 Quarter was due to higher principal payments on existing debt.

             As of June 30, 2001, the Company’s outstanding long-term debt is $90.5 million.  The Company has a Revolving Credit Facility up to $20.0 million, which is collateralized by accounts receivable and inventories.  At June 30, 2001 there was $20.0 million available under the Revolving Credit Facility.  Borrowings under the Revolving Credit Facility may be used for general and other corporate purposes.  To date, the Company has not used any amounts under the Revolving Credit Facility.

             The Company believes that cash flow from operations and the availability of borrowings under the Revolving Credit Facility will provide adequate funds for ongoing operations, planned capital expenditures and debt service during the term of such facility.

             Capital expenditures for fiscal 2002 are expected to focus on vertical integration with investments in equipment to expand manufacturing capacity in machining, glass production, sealing and plating, as well as automation equipment to lower production costs on the high volume production lines.  Expected capital expenditures for fiscal 2002 are approximately $3.5 million and will be financed through working capital and the Revolving Credit Facility.

             This filing contains statements that are “forward looking statements”, and includes, among other things, discussions of the Company’s business strategy and expectations concerning market position, future operations, margins, profitability, liquidity and capital resources.  Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, including general economic conditions, regulatory changes and competition, many of which are outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company’s operations and whether the forward looking statements made by the Company ultimately prove to be accurate.

Recent Accounting Pronouncements

             In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets” .  SFAS No. 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively.  It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.

             SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.  SFAS no. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001.  Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognitions under SFAS No. 141 will be reclassified to goodwill.  Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted.  The Company has not yet determined the impact these standards will have on its financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

             The Company is exposed to market risk from changes in interest rates on the Company’s Revolving Credit Facility.  At June 30, 2001, the Company had no outstanding borrowings under the line of credit and, therefore, changes in interest rates would have no impact on the Company’s results of operations.

PART II - OTHER INFORMATION

Items 1 through 5 are omitted as they are not applicable.

Item 6.               Exhibits and Reports on Form 8-K

                           (a)  Exhibits:  12 - Computation of ratio of earnings to fixed charges

                           (b)  Reports on Form 8-K  -  Not applicable

SIGNATURES

HCC INDUSTRIES INC.

DATED:	August 13, 2001	s/s Richard Ferraid

President and Chief Executive Officer

DATED:	August 13, 2001	s/s Christopher H. Bateman

Vice President and Chief Financial Officer