Form 10-Q
period 2001-09-29
HCC INDUSTRIES INC /DE/
filed 2001-11-09
CIK 316884

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 29, 2001

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Registrant’s Common Stock, outstanding at November 9, 2001 was 137,945 shares.

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

HCC INDUSTRIES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 29,	March 31,
	2001	2001
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,966	$8,896
Trade accounts receivable, less allowance for doubtful accounts of $65 at September 29, 2001 and $61 at March 31, 2001	11,143	10,799
Inventories	5,678	6,468
Income taxes receivable	---	728
Prepaid and other current assets	2,455	1,398

Total current assets	28,242	28,289

Property, Plant and Equipment, net	26,058	25,836

Other Assets:
Intangible assets	4,631	4,775
Deferred financing costs	1,902	2,071
Deferred income taxes	2,080	2,080
Restricted cash	5,997	6,171

Total assets	$68,910	$69,222

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt	$3,060	$3,103
Accounts payable	2,422	3,897
Income taxes payable	1,213	---
Accrued liabilities	8,787	10,270

Total current liabilities	15,482	17,270

Long Term Liabilities:
Long-term debt, net of current portion	87,390	87,864
Other long-term liabilities	8,362	8,702
	111,234	113,836

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock; $.10 par value; authorized 550,000 shares, issued and outstanding 137,945 shares	14	14
Additional paid-in capital	343	343
Accumulated deficit	(42,681)	(44,971)

Total stockholders' deficit	(42,324)	(44,614)

Total liabilities and stockholders’ deficit	$68,910	$69,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2001	2000	2001	2000

NET SALES	$18,358	$20,211	$37,148	$38,728

Cost of goods sold	12,319	12,959	24,902	25,319

GROSS PROFIT	6,039	7,252	12,246	13,409

Selling, general and administrative expenses	1,725	2,357	3,641	4,318

EARNINGS FROM OPERATIONS	4,314	4,895	8,605	9,091

OTHER INCOME (EXPENSE):
Interest and other income	67	162	141	352
Interest expense	(2,464)	(2,666)	(4,929)	(5,528)

Total other expense, net	(2,397)	(2,504)	(4,788)	(5,176)

EARNINGS BEFORE TAXES AND EXTRAORDINARY ITEM	1,917	2,391	3,817	3,915
Taxes on earnings	767	956	1,527	1,566

Earnings before extraordinary item	1,150	1,435	2,290	2,349

Extraordinary gain on retirement of debt, net of taxes of $2,125	---	3,187	---	3,187

NET EARNINGS	$1,150	$4,622	$2,290	$5,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	September 29,	September 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,290	$5,536
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation	1,214	974
Amortization	313	326
Extraordinary gain	---	(3,187)
Non-cash stock compensation	---	76
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable, net	(344)	(1,292)
Decrease in inventories	790	15
(Increase) in other assets	(883)	(112)
(Decrease) in other liabilities	(1,823)	(494)
Increase in accounts payable and Income taxes payable/receivable	466	1,906

Net cash provided by operating activities	2,023	3,748

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(928)	(3,111)

Net cash used in investing activities	(928)	(3,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,025)	(813)
Proceeds from sale of stock	---	50
Early retirement of debt	---	(4,598)

Net cash used in financing activities	(1,025)	(5,361)

Net increase (decrease) in cash and cash equivalents	70	(4,724)

Cash and cash equivalents at beginning of period	8,896	14,537

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,966	$9,813

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
Capital lease obligations	$508	$622

The accompanying notes are an integral part of these condensed consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 29, 2001

1.             INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements of HCC Industries Inc. and Subsidiaries (the “Company”), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  It is suggested that the accompanying interim financial statements be read in conjunction with the Company’s audited financial statements and footnotes as of and for the year ended March 31, 2001.  Operating results for the three and six month periods ended September 29, 2001 are not necessarily indicative of the operating results for the full fiscal year.

The Company grants uncollateralized credit to its customers who are located in various geographical areas.  Estimated credit losses and returns have been provided for in the financial statements and, to date, have been within management’s expectations.  Accounts receivable from Special Devices, Inc. (“SDI”), the Company’s largest customer, as of September 29, 2001 and March 31, 2001 were $3,361,000 and $3,042,000, respectively.

2.             INVENTORIES:

                Inventories consist of the following (in thousands):

	September 29,	March 31,
	2001	2001

Raw materials and component parts	$3,920	$4,861
Work in process	1,758	1,607

	$5,678	$6,468

3.             PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following (in thousands):

	September 29,	March 31,
	2001	2001

Land	$4,017	$4,017
Buildings and improvements	9,926	9,671
Furniture, fixtures and equipment	26,098	24,917

	40,041	38,605
Less accumulated depreciation	(13,983)	(12,769)
	$26,058	$25,836

4.             LONG-TERM DEBT:

                Long-term debt consists of the following (in thousands):

	September 29,	March 31,
	2001	2001

10 ¾% Senior Subordinated Notes - interest payable semi-annually; due May 2007	$79,785	$79,785

Subordinated Bonus Notes - 10% interest payable semi-annually; due April 3, 2002	1,083	1,083

Term loans on land, building and improvements - 8% interest payable monthly; due May 2008	2,762	2,762

Capital Lease Obligations (interest rates ranging between 6.4% and 9.6%)	6,820	7,337

	90,450	90,967
Less current portion	3,060	3,103
	$87,390	$87,864

5.             CAPITAL STOCK:

                The Company is authorized to issue an aggregate of 550,000 shares of common stock.  These shares may be issued in four different classes (A, B, C or D shares) which differ only in voting rights per share.  At September 29, 2001, the 137,945 outstanding shares of common stock were designated as follows:

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

As of September 29, 2001, the accrual for estimated environmental costs was $8,362,000.  Actual expenditures for environmental remediation were $99,000 and $340,000 for the three and six month periods ended September 29, 2001, respectively, and $476,000 for the fiscal year ended March 31, 2001.  The Company believes its accrual is adequate, but as the scope of its obligations becomes more clearly defined, this accrual may be modified and related charges against earnings may be made.

Claims for recovery of costs already incurred and future costs have been asserted against various insurance companies.  The Company has neither recorded any asset nor reduced any liability in anticipation of recovery with respect to such claims made.

Other

                On March 3, 1998, Walter Neubauer, a former stockholder of the Company and a current stockholder of SDI, filed a lawsuit in California Superior Court (Case BC186937; Walter Neubauer vs. Andrew Goldfarb, et. al.) against the Company and certain other stockholders alleging (i) breach of fiduciary duty, (ii) fraud, (iii) negligent misrepresentation, (iv) negligence, (v) violations of corporations code and (vi) breach of contract.  The allegations primarily relate to the Company’s exercise of an option to acquire Mr. Neubauer’s stock in August 1996.  In September 1999, five of the six claims were dismissed upon a summary judgement motion made by the Company, including all of the claims against the Company.  The remaining claim is against Andrew Goldfarb for alleged violations of oral representations and is scheduled for trial in December 2001.

On May 7, 1998, the Company filed a lawsuit against Mr. Neubauer in California Superior Court alleging (i) breach of contract, (ii) intentional interference with business relations and (iii) interference with prospective business advantage.  All allegations relate to violations of the noncompetition agreement executed by Mr. Neubauer in August 1996.  In October 2001, the Company entered into a settlement agreement with Mr. Neubauer to resolve these claims as well as any residual claims against the Company from the litigation discussed above.

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

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”   SFAS No. 144 establishes one accounting model, based on framework established in SFAS No. 121, for the recognition, measurement and reporting of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale.  Adoption of SFAS No. 144 is required for the Company’s fiscal year beginning April 1, 2002 although early application is permitted.  The Company is currently evaluating the impact this new standard will have on its financial position, results of operations and cash flows.

PART I - FINANCIAL INFORMATION

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (In millions)

	For the Three Months Ended				For the Six Months Ended
	Sept. 29,		Sept. 30,		Sept. 29,		Sept. 30,
	2001	Percent	2000	Percent	2001	Percent	2000	Percent

Net sales	$18.4	100.0%	$20.2	100.0%	$37.1	100.0%	$38.7	100.0%
Gross profit	6.0	32.9%	7.3	35.9%	12.2	33.0%	13.4	34.6%
Selling, general and administrative expenses	1.7	9.4%	2.4	11.7%	3.6	9.8%	4.3	11.1%
Earnings from operations	4.3	23.5%	4.9	24.2%	8.6	23.2%	9.1	23.5%
Other income/expense	(2.4)	(13.1)%	(2.5)	(12.4)%	(4.8)	(12.9)%	(5.2)	(13.4)%
Extraordinary gain, net	---	0.0%	3.2	15.8%	---	0.0%	3.2	8.2%
Net earnings	$1.2	6.3%	$4.6	22.9%	$2.3	6.2%	$5.5	14.3%

Comparison of the Three Months Ended September 29, 2001 (”2002 Quarter”) to the Three Months Ended September 30, 2000 (“2001 Quarter”)

Net Sales

                The Company’s net sales decreased by approximately $1.8 million or 9% to $18.4 million for the 2002 Quarter compared to sales of $20.2 million for the 2001 Quarter.

                Sales to existing aerospace, industrial process control and petrochemical customers increased by approximately 11% in the 2002 Quarter compared to the 2001 Quarter.  Based on current order volume, the Company expects consistent unit volume and revenue in the aerospace, industrial process control and petrochemical markets over the next quarter.

                On the automotive side, revenue from airbag and seat belt initiator products decreased due to both decreasing volumes and contractual price reductions on existing programs.  The Company’s unit shipments to its largest customer, Special Devices, Inc. (“SDI”) decreased 24% for the 2002 Quarter compared to the 2001 Quarter.  Overall, revenue from all automotive shipments decreased approximately 28% in the 2002 Quarter compared to the 2001 Quarter.  Based on current order volume, the Company expects further decreases in unit shipments of automotive products over the next quarter.

                The Company has continued to develop a significant market presence in the telecommunications markets through component products designed for optical networking infrastructure.  Shipments of these products increased dramatically throughout Fiscal Year 2001; however, they have slowed significantly due to reduced spending by the service providers on optical systems.  Sales of these products decreased 26% in the 2002 Quarter compared to the 2001 Quarter.  Based on current order volume and industry reports, the Company expects continued weakness in the telecommunications markets over the next quarter.

Gross Profit

                Gross profit decreased by approximately 18% or $1.3 million, to $6.0 million for the 2002 Quarter compared to $7.3 million for the 2001 Quarter.  Gross margin decreased to 33% for the 2002 Quarter from 36% for the 2001 Quarter.

                        The decrease in gross profit is attributable to the $1.8 million decrease in sales revenue in the 2002 Quarter compared to the 2001 Quarter and partially offset by lower variable manufacturing expenses.  The decrease in gross margin was primarily attributable to the significant decrease in revenue and the corresponding impact of fixed overhead costs leveraged on lower sales revenue.

Selling, General and Administrative Expenses

                Selling, general and administrative (“S,G&A”) expenses decreased by approximately 29% or  $0.7 million to $1.7 million for the 2002 Quarter compared to $2.4 million for the 2001 Quarter.  S,G&A expenses as a percent to sales decreased to 9.4% in the 2002 Quarter from 11.7% for the 2001 Quarter.

                Selling expenses decreased approximately 3% in the 2002 Quarter compared to the 2001 Quarter.  This decrease was primarily attributable to decreased selling commissions.   G&A expenses overall were lower in the 2002 Quarter as compared to the 2001 Quarter due to decreased compensation costs.  The decreased percentage of S,G&A expenses to sales reflects the above cited cost reductions exceeding the percentage decrease in sales.

Earnings from Operations

                Operating earnings decreased by $0.6 million or 12% to $4.3 million for the 2002 Quarter compared to $4.9 million for the 2001 Quarter.  Operating margins decreased to 23.5% in the 2002 Quarter from 24.2% for the 2001 Quarter.

                The decrease in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the decrease in gross profit and gross margin.

Other Expense, net

                Other expense, net (which is predominantly net interest expense) was down slightly at $2.4 million for the 2002 Quarter compared to $2.5 million for the 2001 Quarter.  As discussed below, the Company purchased for retirement $10.2 million of it’s 10.75% Senior Subordinated Notes during the 2001 Quarter.  The Company has $90.4 million of indebtedness as of September 29, 2001 compared to $94.1 million at September 30, 2000.

Extraordinary Gain, net

                During the 2001 Quarter, the Company purchased for retirement $10.2 million face value of it’s 10.75% Senior Subordinated Notes for $4.6 million in cash.  The transaction resulted in an extraordinary gain on the early retirement of debt of $3.2 million, net of taxes of $2.1 million. The purchase of this indebtedness will result in an after-tax yield to maturity of 20.3%.

Net Earnings

                Net earnings decreased by approximately $3.4 million to $1.2 million for the 2002 Quarter from $4.6 million in the 2001 Quarter.

                The substantial decrease in net earnings was due to the $3.2 million extraordinary gain on the retirement of debt recognized in the 2001 Quarter.

Comparison of the Six Months Ended September 29, 2001 (“2002 Period”) to the Six Months Ended September 30, 2000 (“2001 Period”)

Net Sales

                The Company’s net sales decreased by approximately $1.6 million or 4% to $37.1 million for the 2002 Period compared to sales of $38.7 million for the 2001 Period.

                Sales to existing aerospace, industrial process control and petrochemical customers increased by approximately 13% in the 2002 Period compared to the 2001 Period.  Based on current order volume, the Company expects consistent unit volume and revenue in the aerospace, industrial process control and petrochemical markets over the next quarter.

                On the automotive side, revenue from airbag and seat belt initiator products decreased due to both decreasing volumes and contractual price reductions on existing programs.  The Company’s unit shipments to its largest customer, Special Devices, Inc. (“SDI”) decreased 15% for the 2002 Period compared to the 2001 Period.  Overall, revenue from all automotive shipments decreased approximately 23% in the 2002 Period compared to the 2001 Period.  Based on current order volume, the Company expects further decreases in unit shipments of automotive products over the next quarter.

                The Company has continued to develop a significant market presence in the telecommunications markets through component products designed for optical networking infrastructure.  Shipments of these products increased dramatically throughout Fiscal Year 2001; however, they have slowed significantly due to reduced spending by the service providers on optical systems.  Sales of these products decreased 20% in the 2002 Period compared to the 2001 Period.  Based on current order volume and industry reports, the Company expects continued weakness in the telecommunications markets over the next quarter.

Gross Profit

                Gross profit decreased by $1.2 million or 9% to $12.2 million for the 2002 Period compared to $13.4 million for the 2001 Period.  Gross margin decreased to 33.0% for the 2002 Period from 34.6% for the 2001 Period.

                The decrease in gross profit is attributable to the decrease in sales volume in the 2002 Period.  The decrease in gross margin was primarily attributable to the decrease in revenue and the corresponding impact of fixed overhead costs leveraged on lower sales revenue.

Selling, General and Administrative Expenses

                Selling, general and administrative (“S,G&A”) expenses decreased by $0.7 million or 16% to $3.6 million for the 2002 Period compared to $4.3 million for the 2001 Period.  S,G&A expenses as a percent to sales decreased to 9.8% in the 2002 Period from 11.1% for the 2001 Period.

                Selling expenses increased approximately 2% in the 2002 Period compared to the 2001 Period.  This increase was primarily attributable to slightly higher marketing expenses incurred in the 2002 Period.   G&A expenses overall were lower in the 2002 Period as compared to the 2001 Period due to decreased compensation costs.  The decreased percentage of S,G&A expenses to sales reflects the above cited cost reductions exceeding the percentage decrease in sales.

Earnings from Operations

                Operating earnings decreased by $0.5 million or 5.5% to $8.6 million for the 2002 Period compared to $9.1 million for the 2001 Period.  Operating margins decreased to 23.2% in the 2002 Period from 23.5% for the 2001 Period.

                The decrease in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the decrease in gross profit and gross margin and improvement in S,G&A expenses as a percent to sales.

Other Expense, net

                Other expense, net (which is predominantly net interest expense) decreased to $4.8 million in the 2002 Period compared to $5.2 million in the 2001 Period.  As discussed below, the Company purchased for retirement $10.2 million of it’s 10.75% Senior Subordinated Notes during the 2001 Period.  The Company has $90.4 million of indebtedness as of September 29, 2001 compared to $94.1 million at September 30, 2000.

Extraordinary Gain, net

                During the 2001 Period, the Company purchased for retirement $10.2 million face value of it’s 10.75% Senior Subordinated Notes for $4.6 million in cash.  The transaction resulted in an extraordinary gain on the early retirement of debt of $3.2 million, net of taxes of $2.1 million. The purchase of this indebtedness will result in an after-tax yield to maturity of 20.3%.

Net Earnings

                Net earnings decreased by approximately $3.2 million to $2.3 million for the 2002 Period from $5.5 million in the 2001 Period.

                The substantial decrease in net earnings was due to the $3.2 million extraordinary gain on the retirement of debt.

Liquidity and Capital Resources

                Net cash provided by operating activities was $2.0 million for the 2002 Period compared to $3.7 million 2001 Period.  The decrease of $1.7 million of cash generated was primarily attributable to the increase in other assets and the decrease in other liabilities.

                Net cash used in investing activities was $0.9 million for the 2002 Period compared to $3.1 million for the 2001 Period.

                Net cash used in financing activities was $1.0 million for the 2002 Period compared to $5.4 million, due primarily to the purchase of the 10.75% Senior Subordinated Notes, for the 2001 Period.

                As of September 29, 2001, the Company’s outstanding long-term debt is $90.4 million.  The Company has a Revolving Credit Facility up to $20.0 million, which is collateralized by accounts receivable and inventories.  At September 29, 2001 there was $19.5 million available under the Revolving Credit Facility.  Borrowings under the Revolving Credit Facility may be used for general and other corporate purposes.  To date, the Company has not used any amounts under the Revolving Credit Facility.

                The Company believes that cash flow from operations and the availability of borrowings under the Revolving Credit Facility will provide adequate funds for ongoing operations, planned capital expenditures and debt service during the term of such facility.

                Capital expenditures for fiscal 2002 are expected to focus on vertical integration with investments in equipment to expand manufacturing capacity in machining, glass production, sealing and plating, as well as automation equipment to lower production costs on the high volume production lines.  Expected capital expenditures for fiscal 2002 are approximately $2.0 million and will be financed through working capital, the Revolving Credit Facility and/or purchase money indebtedness.

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

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”   SFAS No. 144 establishes one accounting model, based on framework established in SFAS No. 121, for the recognition, measurement and reporting of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale.  Adoption of SFAS No. 144 is required for the Company’s fiscal year beginning April 1, 2002 although early application is permitted.  The Company is currently evaluating the impact this new standard will have on its financial position, results of operations and cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                The Company is exposed to market risk from changes in interest rates on the Company’s Revolving Credit Facility.  At September 29, 2001, the Company had no outstanding borrowings under the line of credit and, therefore, changes in interest rates would have no impact on the Company’s results of operations.

PART II - OTHER INFORMATION

Items 1 through 5 are omitted, as they are not applicable.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits: 12.1 - Computation of ratio of earnings to fixed charges

	(b)	Reports on Form 8-K - Not applicable

SIGNATURES

HCC INDUSTRIES INC.

DATED:	November 9, 2001	/s/	Richard L. Ferraid
President and Chief Executive Officer

DATED:	November 9, 2001	/s/	Christopher H. Bateman
Vice President and Chief Financial Officer