Form 10-Q
period 2001-12-29
HCC INDUSTRIES INC /DE/
filed 2002-02-12
CIK 316884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  December 29, 2001

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Registrant’s Common Stock, outstanding at February 12, 2002 was 137,945 shares.

PART I - FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements

HCC INDUSTRIES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

ASSETS

	December 29, 2001	March 31, 2001
	(unaudited)
Current Assets:
Cash and cash equivalents	$8,180	$8,896
Trade accounts receivable, less allowance for doubtful accounts of $67 at December 29, 2001 and $61 at March 31, 2001	9,363	10,799
Inventories	5,619	6,468
Income taxes receivable	—	728
Prepaid and other current assets	1,759	1,398

Total current assets	24,921	28,289

Property, Plant and Equipment, net	25,469	25,836

Other Assets:
Intangible assets	4,558	4,775
Deferred financing costs	1,817	2,071
Deferred income taxes	2,080	2,080
Restricted cash	5,949	6,171

Total assets	$64,794	$69,222

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt	$3,002	$3,103
Accounts payable	1,130	3,897
Income taxes payable	504	——
Accrued liabilities	6,697	10,270

Total current liabilities	11,333	17,270

Long Term Liabilities:
Long-term debt, net of current portion	86,917	87,864
Other long-term liabilities	8,325	8,702
	106,575	113,836

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock; $.10 par value; authorized 550,000 shares, issued and outstanding 137,945 shares	14	14
Additional paid-in capital	343	343
Accumulated deficit	(42,138)	(44,971)

Total stockholders’ deficit	(41,781)	(44,614)

Total liabilities and stockholders’ deficit	$64,794	$69,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 29, 2001	December 30, 2000	December 29, 2001	December 30, 2000
NET SALES	$14,394	$21,158	$51,542	$59,886

Cost of goods sold	9,839	14,029	34,741	39,348

GROSS PROFIT	4,555	7,129	16,801	20,538

Selling, general and administrative expenses	1,246	2,211	4,887	6,529

EARNINGS FROM OPERATIONS	3,309	4,918	11,914	14,009

OTHER INCOME (EXPENSE):
Interest and other income	55	156	196	508
Interest expense	(2,459)	(2,594)	(7,388)	(8,122)

Total other expense, net	(2,404)	(2,438)	(7,192)	(7,614)

EARNINGS BEFORE TAXES AND EXTRAORDINARY ITEM

	905	2,480	4,722	6,395
Taxes on earnings	362	992	1,889	2,558

Earnings before extraordinary item	543	1,488	2,833	3,837

Extraordinary gain on retirement of debt, net of taxes of $2,125	—	—	—	3,187

NET EARNINGS	$543	$1,488	$2,833	$7,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	December 29, 2001	December 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,833	$7,024
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation	1,883	1,544
Amortization	471	483
Extraordinary gain	—	(3,187)
Non-cash stock compensation	—	76
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable, net	1,436	(3,455)
Decrease (increase) in inventories	849	(357)
(Increase) decrease in other assets	(139)	(28)
(Decrease) in accrued and other liabilities	(3,950)	(2,008)
(Decrease) increase in accounts payable and Income taxes payable/receivable	(1,535)	2,341

Net cash provided by operating activities	1,848	2,433

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,008)	(1,930)

Net cash used in investing activities	(1,008)	(1,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,556)	(2,323)
Proceeds from sale of stock	—	50
Early retirement of debt	—	(4,598)

Net cash used in financing activities	(1,556)	(6,871)

Net decrease in cash and cash equivalents	(716)	(6,368)

Cash and cash equivalents at beginning of period	8,896	14,537

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,180	$8,169

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
Capital lease obligations and mortgages	$508	$2,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 29, 2001

1.             INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements of HCC Industries Inc. and Subsidiaries (the “Company”), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  It is suggested that the accompanying interim financial statements be read in conjunction with the Company’s audited financial statements and footnotes as of and for the year ended March 31, 2001.  Operating results for the three and nine month periods ended December 29, 2001 are not necessarily indicative of the operating results for the full fiscal year.

The Company grants uncollateralized credit to its customers who are located in various geographical areas.  Estimated credit losses and returns have been provided for in the financial statements and, to date, have been within management’s expectations.  Accounts receivable from Special Devices, Inc. (“SDI”), the Company’s largest customer, as of December 29, 2001 and March 31, 2001 were $2,127,000 and $3,042,000, respectively.

2.             INVENTORIES:

                Inventories consist of the following (in thousands):

	December 29, 2001	March 31, 2001
Raw materials and component parts	$4,131	$4,861
Work in process	1,488	1,607

	$5,619	$6,468

3.             PROPERTY, PLANT AND EQUIPMENT:

                Property, plant and equipment consist of the following (in thousands):

	December 29, 2001	March 31, 2001
Land	$4,017	$4,017
Buildings and improvements	9,935	9,671
Furniture, fixtures and equipment	26,168	24,917

	40,120	38,605
Less accumulated depreciation	(14,651)	(12,769)
	$25,469	$25,836

4.             LONG-TERM DEBT:

                Long-term debt consists of the following (in thousands):

	December 29, 2001	March 31, 2001
10 ¾% Senior Subordinated Notes - interest payable semi-annually; due May 2007	$79,785	$79,785

Subordinated Bonus Notes - 10% interest payable semi-annually; due April 3, 2002	1,083	1,083

Term loans on land, building and improvements - 8% interest payable monthly; due May 2008	2,762	2,762

Capital Lease Obligations (interest rates ranging between 6.4% and 9.6%)	6,289	7,337

	89,919	90,967
Less current portion	3,002	3,103
	$86,917	$87,864

5.                                       CAPITAL STOCK:

                                                The Company is authorized to issue an aggregate of 550,000 shares of common stock.  These shares may be issued in four different classes (A, B, C or D shares) which differ only in voting rights per share.  At December 29, 2001, the 137,945 outstanding shares of common stock were designated as follows:

Class	Shares Outstanding	Amount	Voting Rights Per Share
A	105,643	$11,000	1
B	27,506	3,000	1
C	4,316	—	None
D	480	—	10
	137,945	$14,000

The remaining 412,055 shares of authorized but unissued common stock are undesignated as to class.

6.             COMMITMENTS AND CONTINGENCIES:

Environmental

As an ongoing facet of the Company’s business, it is required to maintain compliance with various environmental regulations.  The cost of this compliance is included in the Company’s operating results as incurred.  These ongoing costs include permitting fees and expenses and specialized effluent control systems as well as monitoring and site assessment costs required by various governmental agencies.  In the opinion of management, the maintenance of this compliance will not have a significant effect on the financial position or results of operations of the Company.

                                                In August 1994, the U.S. Environmental Protection Agency (“EPA”) identified the Company as a potentially responsible party (“PRP”) in the El Monte Operable Unit (“EMOU”) of the San Gabriel Valley Superfund Sites.  In early 1995, the Company and the EPA executed an Administrative Consent Order which requires the Company and other PRP’s to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the EMOU.  The RI/FS was completed in 1999 and the EPA issued an interim record of decision.  In addition, the Company’s facility in Avon, Massachusetts is subject to Massachusetts “Chapter 21E”, the State’s hazardous site clean-up program.  Uncertainty as to (a) the extent to which the Company caused, if at all, the conditions being investigated, (b) the extent of environmental contamination and risks, (c) the applicability of changing and complex environmental laws (d) the number and financial viability of other PRP’s, (e) the stage of the investigation and/or remediation, (f) the unpredictability of investigation and/or remediation costs (including as to when they will be incurred), (g) applicable clean-up standards, (h) the remediation (if any) that will ultimately be required, and (i) available technology make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken.  In addition, liability under CERCLA is joint and several, and any potential inability of other PRP’s to pay their pro rata share of the environmental remediation costs may result in the Company being required to bear costs in excess of its pro rata share.

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

As of December 29, 2001, the accrual for estimated environmental costs was $8,325,000.  Actual expenditures for environmental remediation were $37,000 and $377,000 for the three and nine month periods ended December 29, 2001, respectively, and $476,000 for the fiscal year ended March 31, 2001.  The Company believes its accrual is adequate, but as the scope of its obligations becomes more clearly defined, this accrual may be modified and related charges against earnings may be made.

Claims for recovery of costs already incurred and future costs have been asserted against various insurance companies.  The Company has neither recorded any asset nor reduced any liability in anticipation of recovery with respect to such claims made.

Other

                                                On March 3, 1998, Walter Neubauer, a former stockholder of the Company and a current stockholder of SDI, filed a lawsuit in California Superior Court (Case BC186937; Walter Neubauer vs. Andrew Goldfarb, et. al.) against the Company and certain other stockholders alleging (i) breach of fiduciary duty, (ii) fraud, (iii) negligent misrepresentation, (iv) negligence, (v) violations of corporations code and (vi) breach of contract.  The allegations primarily relate to the Company’s exercise of an option to acquire Mr. Neubauer’s stock in August 1996.  In September 1999, five of the six claims were dismissed upon a summary judgement motion made by the Company, including all of the claims against the Company.  The remaining claim against Andrew Goldfarb was settled in December 2001.

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

SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Under SFAS No. 142, goodwill will be tested annually and adjusted whenever events or circumstances occur indicating that goodwill might be impaired.  SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001.  Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognitions under SFAS No. 141 will be reclassified to goodwill.  Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted.  The Company has not yet determined the impact these standards will have on its financial statements.

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

PART I - FINANCIAL INFORMATION

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (In millions)

	For the Three Months Ended				For the Nine Months Ended
	Dec. 29, 2001	Percent	Dec. 30, 2000	Percent	Dec. 29, 2001	Percent	Dec. 30, 2000	Percent

Net sales	$14.4	100.0%	$21.2	100.0%	$51.5	100.0%	$59.9	100.0%
Gross profit	4.6	31.6%	7.1	33.7%	16.8	32.6%	20.5	34.3%
Selling, general and administrative expenses	1.2	8.7%	2.2	10.5%	4.9	9.5%	6.5	10.9%
Earnings from operations	3.3	23.0%	4.9	23.2%	11.9	23.1%	14.0	23.4%
Other income/expense	(2.4)	-16.7%	(2.4)	-11.5%	(7.2)	-14.0%	(7.6)	-12.7%
Extraordinary gain, net	—	0.0%	—	0.0%	—	0.0%	3.2	5.3%
Net earnings	$0.5	3.8%	$1.5	7.0%	$2.8	5.5%	$7.0	11.7%

Comparison of the Three Months Ended December 29, 2001 (“2002 Quarter”) to the Three Months Ended December 30, 2000 (“2001 Quarter”)

Net Sales

                The Company’s net sales decreased by approximately 32% or $6.8 million to $14.4 million for the 2002 Quarter compared to sales of $21.2 million for the 2001 Quarter.

                Sales to existing aerospace, industrial process control, and petrochemical customers decreased by approximately 8% in the 2002 Quarter compared to the 2001 Quarter.  Based on current order volume, the Company expects continued weakness in the aerospace, industrial process control and petrochemical markets to continue over the next quarter.

                On the automotive side, revenue from airbag and seat belt initiator products decreased due to both decreasing volumes and contractual price reductions on existing programs.  The Company’s unit shipments to its largest customer, Special Devices, Inc. (“SDI”) decreased 31% for the 2002 Quarter compared to the 2001 Quarter.  Overall, revenue from all automotive shipments decreased approximately 39% in the 2002 Quarter compared to the 2001 Quarter.  The Company’s contract with SDI expired in January 2002 and is not expected to be renewed.  The Company continues to service SDI based on existing purchase orders.  However, the Company expects significant future decreases in unit shipments to SDI.  The decrease in revenue from SDI will be partially offset by increases in unit shipments on new and existing programs to other automotive customers over the next several quarters.  On the whole, the Company expects lower revenues from automotive products during fiscal 2003.  The Company is aggressively pursuing additional opportunities in the automotive market.

                The Company has continued to develop a significant market presence in the telecommunications markets through component products designed for optical networking infrastructure.  Shipments of these products increased dramatically throughout Fiscal Year 2001; however, they have slowed significantly due to reduced spending by service providers on optical networking infrastructure systems.  Sales of these products decreased 74% in the 2002 Quarter compared to the 2001 Quarter.  Based on current order volume and industry reports, the Company expects continued weakness in the telecommunications markets over the next several quarters.

Gross Profit

                Gross profit decreased by approximately 36% or $2.5 million, to $4.6 million for the 2002 Quarter compared to $7.1 million for the 2001 Quarter.  Gross margin decreased to 31.6% for the 2002 Quarter from 33.7% for the 2001 Quarter.

                The decrease in gross profit is attributable to the $6.8 million decrease in sales revenue in the 2002 Quarter compared to the 2001 Quarter and partially offset by lower variable manufacturing expenses.  The decrease in gross margin was primarily attributable to the impact of fixed overhead costs leveraged on lower sales revenue.

Selling, General and Administrative Expenses

                Selling, general and administrative (“S,G&A”) expenses decreased by approximately 44% to $1.2 million for the 2002 Quarter compared to $2.2 million for the 2001 Quarter.  S,G&A expenses as a percent to sales decreased to 8.7% in the 2002 Quarter from 10.5% for the 2001 Quarter.

                G&A expenses overall were lower in the 2002 Quarter as compared to the 2001 Quarter due to decreased compensation costs and reduced legal expenses resulting from the settlement of the Neubauer litigation.  The decreased percentage of S,G&A expenses to sales reflects the above cited cost reductions exceeding the percentage decrease in sales.

Earnings from Operations

                Operating earnings decreased by approximately 33% or $1.6 million to $3.3 million for the 2002 Quarter compared to $4.9 million for the 2001 Quarter.  Operating margins decreased to 23.0% in the 2002 Quarter from 23.2% for the 2001 Quarter.

                The decrease in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the decrease in gross profit and gross margin.

Other Expense, net

                Other expense, net (which is predominantly net interest expense) was $2.4 million for both the 2002 and 2001 Quarters.  The Company has $89.9 million of indebtedness as of December 29, 2001 compared to $94.8 million at December 30, 2000.

Net Earnings

                Net earnings decreased by approximately $1.0 million to $0.5 million for the 2002 Quarter compared to $1.5 million in the 2001 Quarter.

                The decrease in net earnings was primarily attributable to the decrease in earnings from operations in the 2002 Quarter.

Comparison of the Nine Months Ended December 29, 2001 (“2002 Period”) to the Nine Months Ended December 30, 2001 (“2001 Period”)

Net Sales

                The Company’s net sales decreased by approximately 14% or $8.4 million to $51.5 million for the 2002 Period compared to sales of $59.9 million for the 2001 Period.

                Sales to existing aerospace, industrial process control and petrochemical customers increased by approximately 6% in the 2002 Period compared to the 2001 Period.  Based on current order volume, the Company expects continued weakness in the aerospace, industrial process control and petrochemical markets over the next quarter.

                On the automotive side, revenue from airbag and seat belt initiator products decreased due to both decreasing volumes and contractual price reductions on existing programs.  The Company’s unit shipments to its largest customer, Special Devices, Inc. (“SDI”) decreased 20% for the 2002 Period compared to the 2001 Period.  Overall, revenue from all automotive shipments decreased approximately 26% in the 2002 Period compared to the 2001 Period.  The Company’s contract with SDI expired in January 2002 and is not expected to be renewed.  The Company continues to service SDI based on existing purchase orders.  However, the Company expects significant future decreases in unit shipments to SDI.  The decrease in revenue from SDI will be partially offset by increases in unit shipments on new and existing programs to other automotive customers over the next several quarters.  On the whole, the Company expects lower revenues from automotive products during fiscal 2003.  The Company is aggressively pursuing additional opportunities in the automotive market.

                The Company has continued to develop a significant market presence in the telecommunications markets through component products designed for optical networking infrastructure.  Shipments of these products increased dramatically throughout Fiscal Year 2001; however, they have slowed significantly due to reduced spending by service providers on optical networking infrastructure systems.  Sales of these products decreased 46% in the 2002 Period compared to the 2001 Period.  Based on current order volume and industry reports, the Company expects continued weakness in the telecommunications markets over the next several quarters.

Gross Profit

                Gross profit decreased by approximately 18% or $3.7 million, to $16.8 million for the 2002 Period compared to $20.5 million for the 2001 Period.  Gross margin decreased to 32.6% for the 2002 Period from 34.3% for the 2001 Period.

                The decrease in gross profit is attributable to the decreased sales volume. The decrease in gross margin was primarily attributable to the impact of fixed overhead costs leveraged against lower revenues.

Selling, General and Administrative Expenses

                Selling, general and administrative (“S,G&A”) expenses decreased by approximately 25% to $4.9 million for the 2002 Period compared to $6.5 million for the 2001 Period.  S,G&A expenses as a percent to sales decreased to 9.5% in the 2002 Period from 10.9% for the 2001 Period.

                G&A expenses overall were lower in the 2002 Period as compared to the 2001 Period due to decreased compensation costs and reduced legal expenses resulting from the settlement of the Neubauer litigation.  The decreased percentage of S,G&A expenses to sales reflects the above cited cost reductions exceeding the percentage decrease in sales.

Earnings from Operations

                Operating earnings decreased by approximately 15% or $2.1 million to $11.9 million for the 2002 Period compared to $14.0 million for the 2001 Period.  Operating margins decreased to 23.1% in the 2002 Period from 23.4% for the 2001 Period.

                The decrease in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the decrease in gross profit and gross margin.

Extraordinary Gain, net

                During the 2001 Period, the Company purchased for retirement $10.2 million face value of it’s 10.75% Senior Subordinated Notes for $4.6 million in cash.  The transaction resulted in an extraordinary gain on the early retirement of debt of $3.2 million, net of taxes of $2.1 million. The purchase of this indebtedness will result in an after-tax yield to maturity of 20.3% and reduces interest costs by $1.1 million annually.

Other Expense, net

                Other expense, net (which is predominantly net interest expense) decreased by approximately 6% or $0.4 million to $7.2 million in the 2002 Period compared to $7.6 million in the 2001 Period.  The $0.4 million decrease was attributable to lower interest expense realized from lower total debt balances in the 2002 Period compared to the 2001 Period.  The Company has $89.9 million of indebtedness as of December 29, 2001 compared to $94.8 million at December 30, 2000.

 Net Earnings

                Net earnings decreased by approximately 60% or $4.1 million to $2.8 million for the 2002 Period compared to $7.0 million for the 2001 Period.

                The substantial decrease in net earnings was due to the $3.2 million extraordinary gain on the retirement of debt in the 2001 Period and from the decrease in earnings from operations in the 2002 Period.

Liquidity and Capital Resources

                Net cash provided by operating activities was $1.8 million for the 2002 Period compared to $2.4 million for the 2001 Period.  The decrease of $0.6 million of cash was primarily attributable to the decrease in net earnings, (net of the extraordinary gain in 2001).

                Net cash used in investing activities was $1.0 million for the 2002 Period compared to $1.9 million for the 2001 Period.  The decrease in the 2002 Period is due to a substantial reduction in capital expenditures.

                Net cash used in financing activities was $1.6 million for the 2002 Period compared to $6.9 million for the 2001 Period, due primarily to the purchase of the 10.75% Senior Subordinated Notes.

                As of December 29, 2001, the Company’s outstanding long-term debt is $89.9 million.  The Company has a Revolving Credit Facility up to $20.0 million, which is collateralized by accounts receivable and inventories.  At December 29, 2001 there was $17.9 million available under the Revolving Credit Facility.  To date, the Company has not used any amounts under the Revolving Credit Facility and is in compliance with its terms and conditions.

                The Company expects to finalize and execute in the fourth quarter an $8.0 million credit facility to replace the Revolving Credit Facility which expires in May 2002.  The new line of credit will be collateralized by accounts receivable and inventories and may be used for general and other corporate purposes.

                The Company believes that cash flow from operations and the availability of borrowings under the Revolving Credit Facility or the new credit facility will provide adequate funds for ongoing operations, planned capital expenditures and debt service during the term of such facility.

                Capital expenditures for fiscal 2002 are expected to focus on vertical integration with investments in equipment to expand manufacturing capacity in machining, glass production, sealing and plating, as well as automation equipment to lower production costs on the high volume production lines.  Expected capital expenditures for fiscal 2002 are approximately $1.5 million and will be financed through working capital and/or purchase money indebtedness.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                The Company is exposed to market risk from changes in interest rates on the Company’s Revolving Credit Facility.  At December 29, 2001, the Company had no outstanding borrowings under the line of credit and, therefore, changes in interest rates would have no impact on the Company’s results of operations.

PART II - OTHER INFORMATION

Items 1 through 5 are omitted, as they are not applicable.

Item 6.            Exhibits and Reports on Form 8-K

                        (a) Exhibits:  12.1 - Computation of ratio of earnings to fixed charges

                        (b) Reports on Form 8-K  —  Not applicable

SIGNATURES

HCC INDUSTRIES INC.

DATED:	February 12, 2002	s/s Richard L. Ferraid
President and Chief Executive Officer

DATED:	February 12, 2002	s/s Christopher H. Bateman
Vice President and Chief Financial Officer