Form 10-K
period 2002-03-30
HCC INDUSTRIES INC /DE/
filed 2002-06-27
CIK 316884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended:  March 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

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

10 ¾% Senior Subordinated Notes Due 2007

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Registrant’s Common Stock, outstanding at March 30, 2002 was 137,945 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents referenced on Exhibits Index, which begins on page 45

HCC INDUSTRIES INC.

PART I

Item 1 - Business

General

Except where the context indicates otherwise, the term “Company” means HCC Industries Inc. and its wholly owned subsidiaries Hermetic Seal Corporation, Glasseal Products, Inc., Sealtron, Inc.,  Norfolk Avon Realty Trust, HCC Industries International, HCC Machining Company, Inc. and HCC Foreign Sales Corporation.

The Company was incorporated in Delaware in 1985 and is one of the largest custom manufacturers of high precision hermetically sealed electronic connection devices in the United States.  High precision hermetic seals are used primarily to permit the flow of electricity across a barrier used to separate different atmospheric media (such as gas or liquid to air or vacuum) existing on opposite sides of the barrier.  A hermetic seal is generally accomplished through the creation of a glass-to-metal seal (“GTMS”). The hermetic seals manufactured by the Company generally fall into four categories - terminals, headers, connectors and microelectronics packages.  A “terminal” is a device characterized by having only a single contact pin, while a “header” has multiple contact pins inserted in a frame.  A “connector” is a type of terminal or header which can be mechanically coupled to or uncoupled from another connection.  A “microelectronic package” is a container for thick and thin film substrates onto which hybrid circuitry has been etched.  The Company operates in the premium segment of the market by providing high precision GTMS, custom designed to meet specific customer requirements.  Each GTMS generally consists of a metal body or housing, metal contact pins, and an insulator fabricated from glass, ceramic or glass/ceramic mixtures.  GTMS range in size from a two foot long, eight inch diameter cylindrical connector utilized for through-hull communication links for nuclear submarines, to a 40/1000 inch outside diameter (12/1000 inch inside diameter) implant to measure pressure in the heart chamber.

The Company believes that it has been an industry leader in the design and manufacture of GTMS since it developed its GTMS process in 1945.  The Company has developed over 75,000 different configurations, primarily for the following industries:  (1) automotive (for use in, for example, the initiators in airbags and seat belt pretensioners); (2) aerospace and military electronics (for use in, for example, gyro guidance devices, flight instrumentation, jet engine controls, and space suit controls); (3) test and measurement (for use in, for example, temperature and pressure transducers, infrared detection instrumentation, electro-optical devices and fuel injection monitoring devices); (4) medical electronics (for use in, for example, pacemakers, kidney dialysis machines and devices for monitoring vital life signs); (5) telecommunications (for use in, for example, fiber optics); and (6) energy (for use in, for example, oil drilling equipment and downhole logging instrumentation and for conventional and nuclear electric power generating plants).

The demand for the Company’s products is largely dependent on the telecommunication, automotive and aerospace industries.  Sales to the Company’s largest customer accounted for approximately 23% of consolidated sales for the fiscal year ended March 30, 2002.  The Company stopped selling products to this customer in March 2002.  Sales to the Company’s ten largest customers accounted for approximately 43% of consolidated sales during the 2002 fiscal year.  Approximately 70% of the Company’s consolidated sales for fiscal 2002 were to customers with which the Company had contractual agreements, sole source relationships, letters of intent or long-term purchase orders.  A substantial portion of these business relationships are informal and certain of the Company’s contractual arrangements may be terminated at will.

Competitive Strengths

The Company believes that it has the following competitive strengths:

Long-Term Customer Relationships.  Many of the Company’s customers have been customers for over twenty years.  The Company believes that both automotive and aerospace OEMs continue to seek long-term partnerships with fewer core suppliers.  The Company’s relationships are strengthened by the fact that many of its arrangements with its customers provide for the Company to act as the sole source of supply for the customer.  The Company estimates that approximately 70% of the Company’s consolidated sales for fiscal year 2002 were from contractual agreements, sole source relationships, letters of intent or long-term purchase orders.

Market Leadership.  A number of the Company’s products hold leading market positions in their respective niche markets.  The Company focuses on high margin custom products in a highly fragmented supplier base.

Commitment to Quality and Service.  The Company believes that its commitment to provide consistent, high quality products and services and flexible manufacturing and custom designed products at competitive prices, forms the basis for its strong and diversified customer relationships.  The Company manufactures most of its parts to specific customer requirements.  The Company utilizes Statistical Process Control, Design Failure Mode Effects Analysis, Process Failure Mode Analysis, and a strict adherence to complete manufacturing documentation in order to manufacture high quality products for internal use as well as external customer sales.  The Company’s four operating subsidiaries are registered to ISO 9001.

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

Low Cost Operations.  The Company believes that its extensive  “in-house” capabilities and vertical integration are competitive advantages that have allowed it to become a low cost producer.  By controlling the tolerance of the component parts, the Company has been able to reduce scrap and to increase the yields of its products.  Furthermore, the Company is continually developing and assessing its programs designed to increase efficiency and enhance economies of scale in order to further reduce costs.

Diverse Products and Customers.  The Company has a diverse customer base, with sales of numerous product variations to approximately 1,000 customers in fiscal 2002.  Over the past several years, the Company has recognized consistent long-term growth in sales of GTMS products to the telecommunication, automotive, aerospace and general industrial markets.

Business Strategy

The Company’s strategy is to expand its business through:

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

Leveraging Customer Relationships.  The Company works closely with its customers to jointly develop and design new products and to improve the performance and lower the cost of the Company’s customers’ products.  The Company has sole source supply contracts, shares product development, and enters into other teaming arrangements with its key customers to further strengthen and broaden its relationships.  The Company believes that this strategy, together with the successful performance under existing contracts has led to additional long-term business from key existing customers and new customers.

Pursuing Selective Acquisitions.  The Company intends to pursue selective acquisitions and to add products and capabilities that are complementary to its existing operations.  Priority is expected to be given to acquiring businesses whose products can be manufactured in the Company’s existing facilities (“fold-in” acquisitions).  The Company’s operations are characterized by a relatively high level of operating leverage; therefore, such fold-in acquisitions should allow the Company to allocate costs across broader synergistic product lines and represent additional volume through the Company’s existing facilities which should provide opportunities to improve profitability.

Expanding Internationally.  The Company is considering the expansion of its operations in Europe.  The primary motivation in a geographic expansion would most likely be to service the growth of its current customers’ operations as they expand their production operations abroad.

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

The Company sells its products to five principal industries: (i) the telecommunication industry for use in optical networking components; (ii) the automotive parts industry for use in airbag initiators, seat belt pretensioners, climate control devices and anti-lock braking systems; (iii) the aerospace industry for use primarily in commercial and military aviation and electronics; (iv) general industry for use primarily in process control, and other industrial and medical applications; and (v) the petrochemical industry, for use primarily in oil and gas downhole logging equipment.

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

Commercial and Military Aviation and Electronics

The Company provides hermetic seals that are used for a number of different applications in commercial and military aviation and electronics, primarily to protect guidance and sensor devices from the effects of changes in atmospheric conditions.  The Company believes based upon internal estimates that GTMS products are utilized in almost every model of commercial aircraft currently in production and its customers include essentially all major aerospace suppliers.  The Company’s sales to the aerospace industry are dependent to a certain extent on new construction of commercial and military aircraft. The Company competes with a number of different suppliers in this market, based on quality, delivery and price.

General and Industrial

The Company provides GTMS used in pressure and temperature transducers (sensors), industrial process control equipment, capacitor end-seals for electronic devices and other industrial and medical applications.  The Company believes that its ability to help customers develop products to meet demanding specifications allows for significant opportunities within this market segment, including those customers not currently served by the Company’s products.  The Company also believes that the increased sophistication of equipment and increased level of automation being used in industrial applications will increase demand for GTMS products.

Petrochemical

The Company provides GTMS used for downhole logging equipment in the oil and gas industry primarily under long-term contracts to oil field equipment and service companies.  The Company’s sales to this industry during any period are somewhat dependent on the current level of exploration and drilling in the oil and gas industry and current demand for and price of crude oil.  The Company believes that it is one of only two significant providers of GTMS to this industry.  The Company expects that the trend toward more sophisticated measurement-while-drilling equipment in the petrochemical industry is likely to lead to more demand for the Company’s products.

Customers and Applications

The Company has approximately 1,000 active customers. The Company’s ten largest customers accounted for approximately 43% of net sales for fiscal year 2002.  The Company’s largest customer, Special Devices, Inc. (“SDI”) (a manufacturer of airbag initiators), represented approximately 23% of consolidated sales for the fiscal year ended March 30, 2002.  The Company stopped selling product to SDI in March 2002.  Currently, the Company is in the process of transitioning its capacity to other manufacturers of initiators and micro gas generators for the production of airbags and seat belt pretensioners.  However, these programs and relationships with other customers will take time to develop and there is no assurance the Company will be able to ultimately regain its previous market share in these products.  Approximately 70% of the Company’s consolidated sales for fiscal year 2002 were to customers with which the Company had contractual agreements, sole source relationships, letters of intent or long-term purchase orders.  The Company only begins to manufacture products upon receipt of a purchase order.

The following table sets forth the Company’s principal end-user markets, certain applications for its products and certain of the Company’s customers in fiscal year 2002.

End Markets	Telecommunication	Automotive	Aerospace	Industrial/Petrochemical
Applications:	Optical Switching DWDM Transport Optical Components Metro Access DWDM	Airbag Initiators Thermistors Airbag Pressure Switches ABS	Jet Engine Monitors Avionics Fuel Gauge Indicators Temperature Sensors De-icing Sensors Air Speed Indicators	Process Control Sensors Downhole Drilling Sensors Lithium Batteries

Customers*:	Agere W J Communications MOEC Codeon Nortel JDS Uniphase	SDI NCS Pyrotechnie Keystone Takata Systron Donner Lifesparc	Honeywell Rosemount Aerospace Hamilton Sundstrand ITT Aerospace Ametek Aerospace	Druck, Ltd. Hawker Eternacel Invensys Schlumberger Halliburton Panametrics Kemet

Specific example of product application:	Modulator	Airbag initiator	Temperature Sensors	High pressure electrical bulkheads for downhole use (oil exploration)

What the product does:	Optical shutter to create binary code for laser transmission along fiber.	Electric current flows from crash sensor through initiator to begin inflation of the airbag.	Passes electric current from sensors that detect excessive heat and/or fire in aircraft	Carries electrical signals between geological formation measurement tools and sensors.

Result:	Higher speed data transmission.	Airbag is inflated in approximately 6 to 14 milliseconds	Warning signal and automatic release of fire retardant	Allows precise measurement of geology while protecting sensitive equipment from extreme heat and pressure.

*                                         Other than SDI, all of the customers listed represented individually less than 5% of the Company’s consolidated sales for fiscal year 2002.

Manufacturing Process

A GTMS is made by assembling three sets of component parts (metal contacts or pins, glass bead(s) and an outer metal housing or shell) on a graphite fixture.  This assembly is put through a controlled atmosphere furnace at approximately 1,800 degrees Fahrenheit until the glass becomes molten.  The graphite fixture is used to hold the components in place while the glass is molten.  As the assembly cools, a physical and/or chemical bond is formed between the glass and the shell as well as the glass and the pin, thus forming a hermetic seal.

The Company believes that its extensive “in-house” capabilities are a key competitive advantage that has allowed it to become a low cost producer.  By specifically controlling the tolerance of the component parts, the Company believes that it is able to increase the end yields of its product.  This attention to quality throughout the manufacturing process also helps to ensure the timely delivery of its products.  It also enables the Company to respond very quickly to prototype and new product development opportunities.

The Company manufactures most of its parts to specific customer requirements.  All three of the Company’s operating subsidiaries use Computer Aided Design (“CAD”) to produce the drawings and specifications required by the customer.  The Company estimates that it has produced over 75,000 different variations to GTMS since 1945.  This extensive library of designs enables the Company to suggest design changes to its customers that reduce manufacturing costs without sacrificing quality and therefore reduce the cost to the customer (value engineering).

The Company has made a significant investment in Computer Numerically Controlled (“CNC”) machining equipment in order to manufacture the metal shells and pins to demanding customer specifications.  The Company also machines most of its own graphite fixtures thereby allowing it to maintain process quality.  Many of the glass preforms used in the Company’s products are manufactured internally as well.  The Company has many proprietary formulas for glass and glass/ceramic mixtures that it has developed in over 50 years of manufacturing.  In addition, the Company has extensive capabilities in selective plating of precious and non-precious metals.

The Company utilizes Statistical Process Control (“SPC”), Design Failure Mode Effects Analysis, Process Failure Mode Effects Analysis and a strict adherence to complete manufacturing documentation in order to manufacture high quality products for internal use as well as external customer sales.  The Company believes that its knowledge and use of these procedures give the Company a competitive advantage.  Hermetic, Glasseal, Sealtron and HCC Machining are ISO 9001 registered. The ISO 9001 registration, an international standard of quality, should facilitate business expansion in Europe.

Marketing and Sales

The Company’s products are marketed throughout the Unites States to customers in a wide variety of industries, both by Company-employed salespersons, who work out of the Company’s plants, and by a number of independent regional manufacturers’ sale representatives.  The 16 Company-employed salespersons receive a base salary plus bonus potential.  Sales in Europe are through two sales offices located in Northampton, England and Paris, France.  As part of the Company’s growth strategy, the Company believes that it can capture an increasing share of the business outside the United States.  Sales into the EU accounted for approximately 12% (2002), 11% (2001), and 10% (2000), of consolidated sales by HCC.  Economic, political, governmental and regulatory conditions in such international markets could adversely affect the Company’s ability to successfully enter or operate in such markets.  Therefore, no assurances can be given that the Company’s attempts to expand its business into such international markets will be successful.  The Company currently has 8 independent regional manufacturers-sales representatives spread geographically across North America and Europe.  These representatives, who do not exclusively sell the Company’s products, are remunerated on a commission basis.  The Company believes there is a significant opportunity to increase its sales through expansion of its sales and distribution efforts, both within the markets it currently serves and in new markets.

Competition

The Company believes based upon internal analysis that most of the Company’s competitors in the GTMS sector of the industry in which it competes are smaller and have less technological and manufacturing expertise than the Company.  The Company believes that it occupies a favorable competitive position because of its experience in engineering and production techniques and also its extensive vertical integration.  Price has generally been a less significant competitive factor than the quality and design of the GTMS because their cost typically is a small percentage of the total cost of the end products in which they are used and because of the importance of the uses to which many of the Company’s products are put.  In addition, products for airbag initiators are qualified for particular new automotive models and new products are subject to design and process verification testing (prior to which there are no sales) which typically takes 8 to 24 months and, therefore, helps to inhibit new entry into the market.

Backlog

As of March 30, 2002, the Company had a backlog of $25.2 million compared to $52.4 million as of March 31, 2001.  The Company sells a majority of its products pursuant to contractual agreements, sole source relationships, letters of intent or long-term purchase orders, each of which may permit early termination by the customer.  However, due to the specialized, highly engineered nature of the Company’s product, it is not practical in many cases for customers to shift their business to other suppliers without incurring significant switching and opportunity costs.

Employees

At March 30, 2002, the Company had approximately 575 employees, substantially all of whom were located in the United States.  None of the Company’s employees are subject to a union contract. The Company considers its relations with its employees to be excellent.

Raw Materials

The Company obtains raw materials, component parts and supplies from a variety of sources and generally from more than one supplier.  The Company’s principal raw materials are steel and glass.  The Company’s suppliers and sources of raw materials are based in the United States and the Company believes that its sources are adequate for its needs for the foreseeable future.  The loss of any one supplier would not have a material adverse effect on the Company’s financial condition or results of operations.

Environmental Matters

The Company’s operations are subject to numerous environmental laws, including those regulating air emissions and discharges to water, and the storage, handling and disposal of solid and hazardous waste.  The Company believes that it is in substantial compliance with such laws and regulations.  Because environmental laws are becoming increasingly more stringent, the Company’s environmental capital expenditures and costs for environmental compliance may increase in the future.

Under certain environmental laws, in particular CERCLA, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property.  Generally, liability under CERCLA is joint and several and remediation can extend to properties owned by third parties.  Persons who arrange for the disposal or treatment of hazardous or toxic substances or otherwise cause the release of such substances into the environment may also be liable under such laws for the costs of removal or remediation of such substances at a disposal or treatment facility or other location where the substances have migrated or come to be located, whether or not such facility or location is or ever was operated by such person and regardless of whether the method of disposal or treatment was legal at the time.  Such laws often impose liability whether or not the owner or operator knew of, or was responsible for the presence of such hazardous or toxic substances, and the liability under such laws has been interpreted to be strict, joint and several unless the harm is divisible and there is a reasonable basis for the allocation of responsibility.  In addition, the presence of hazardous or toxic substances, or the failure to properly remedy such property may adversely affect the market value of the property, as well as the owner’s ability to sell or lease the property.  The Company has potential liability under environmental laws for the remediation of contamination at two of its facilities (see Item 3 for further discussion of environmental matters).

Item 2 - Properties

Facilities

The Company’s principal executive offices are owned by the Company and are located in the Hermetic Seal facility located in Rosemead, California.  Additionally, the Company has operating facilities in El Monte, California, Lakewood, New Jersey, and Reading, Ohio, as set forth below.  The Company also owns approximately 47,400 square feet of plant and office space in Avon, Massachusetts, which is currently vacant.

Location	Owned/Leased	Square Feet
Rosemead, CA	Owned	37,000
El Monte, CA	Owned	110,000
Lakewood, NJ	Owned	50,000
Reading, OH	Owned	37,000

Item 3 - Legal Proceedings

Environmental Matters

Rosemead, California

Regional Groundwater Contamination.  A portion of the San Gabriel Valley in which the Rosemead facility is located was designated by the EPA as a federal Superfund site in 1984.  The Company has been named as a potentially responsible party (“PRP”) under CERCLA for the El Monte Operable Unit.  If the Rosemead facility contributed to the regional contamination, such contribution is in connection with alleged spills of the degreasing solvent tetracholoroethylene (PCE).

Many other companies are believed to be contributors to the groundwater contamination in the El Monte Operable Unit.  The Company and 18 other such companies have formed the Northwest El Monte Community Task Force (the “Task Force”) to undertake the investigation of the remediation, to identify other potential contributors and potentially to undertake required remediation.  In March of 1995, the Task Force entered into a Consent Administrative Order with the EPA to perform a Remedial Investigation and Feasibility Study (RI/FS) of the El Monte Operable Unit.  The RI/FS was completed in 1999 and the EPA issued an interim record of decision.  The RI/FS costs of approximately $2,400,000 to date have been funded with about one-quarter of the costs coming from governmental entities and the balance paid pursuant to a confidential interim allocation agreement of Task Force members.  To date an additional $2,200,000 has been spent or committed to be spent to undertake early remediation efforts on a voluntary basis.  In addition, the Task Force, in conjunction with Southern California Water Company, received a $650,000 grant through the San Gabriel Valley Water Quality Authority (“WQA”) to upgrade remediation facilities in connection with the remediation of the deep aquifer on the west side of the El Monte Operable Unit in 2001.  Those facilities have been installed.  In 2002, an additional $3,250,000 grant was awarded by the WQA to undertake further shallow and deep aquifer remediation as well as pay for ongoing operations and maintenance of the deep aquifer remedy.  It is anticipated that an agreement between the Task Force and the EPA to undertake the balance of the remediation required consistant with the record of decision will be executed by December 2002.

On-site/Soil and Groundwater Cleanup Costs.  In addition to the Operable Unit Remediation costs, the Company has voluntarily undertaken both on-site soil and groundwater remediation.  In 1995, the Company installed a soil vapor extraction system.  To date, the remediation system has removed over 99% of contaminants in the soil.

The Company has installed a groundwater extraction system in conjunction with a neighboring facility.   This system extracts contaminated water from the shallow aquifer and pumps the water for use in our neighbor’s manufacturing process prior to discharge to the municipal sanitary sewer.  The system has been operational since August 1996 and is designed to capture contaminated groundwater from under the Company’s property before it impacts the regional groundwater flow.  Although the system has been successful, it is premature to determine how long it will be needed to remediate the groundwater to acceptable levels, or if the operation of the system will be discontinued and replaced with a regional groundwater remediation program.

The Company believes that its financial liability with respect to regional groundwater contamination may be substantially reduced by acting on its own initiative to commence early remediation of groundwater contamination under its property.

Avon, Massachusetts

The Company’s facility in Avon, Massachusetts, currently inactive, was purchased in 1985 and operated as its Hermetite facility until June 1988.  The facility became inactive in August of 1989. Subsequent to its closure, the Company identified significant levels of solvents in the groundwater.  Subsurface investigations have delineated a plume of contaminants extending from the facility, beneath a neighboring property and into a town public water supply wellfield about 800 feet to the southeast of the property.  Despite the fact that contaminants continue to move toward the wellfield, the levels at the well field remain within acceptable drinking water standards.

The Avon property is subject to Massachusetts “Chapter 21E,” the state’s hazardous site cleanup program.  The property is classified as a “Tier 1B” category based on the level of contaminants.  Under Tier 1B procedures, the Company may design its own remediation program subject to state oversight, auditing, and scheduling.

Pursuant to this procedure, the Company, through its licensed consultants, designed a remediation system which is intended to capture the contaminants before they reach the town wells.  In 1996, the program was approved, constructed and became operational.  In 1999, to accelerate the cleanup, the Company installed additional extraction wells closer to the source area and removed the suspected source of contamination.  No additional infrastructure is anticipated at this time.  To date, the system has been very successful in reducing contaminant levels.  Although the system has been successful, it is premature to determine how long it will be needed to remediate the groundwater to acceptable levels.

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

As of March 30, 2002, the accrual for estimated environmental costs was $8,174,000.  The Company believes its accrual is adequate, but as the scope of its obligations becomes more clearly defined, this accrual may be modified and related charges against earnings may be made.

Claims for recovery of costs already incurred and future costs have been asserted against various insurance companies.  The Company has neither recorded any asset nor reduced any liability in anticipation of recovery with respect to such claims made.

Other

On March 3, 1998, Walter Neubauer, a former stockholder of the Company and a current stockholder of SDI, filed a lawsuit in California Superior Court (Case BC186937; Walter Neubauer vs. Andrew Goldfarb, et. al.) against the Company and certain other stockholders alleging (i) breach of fiduciary duty, (ii) fraud, (iii) negligent misrepresentation, (iv) negligence, (v) violations of corporations code and (vi) breach of contract.  The allegations primarily relate to the Company’s exercise of an option to acquire Mr. Neubauer’s stock in August 1996.  In September 1999, five of the six claims were dismissed upon a summary judgment motion made by the Company, including all of the claims against the Company.  The remaining claim against Andrew Goldfarb, the former Chief Executive Officer, was settled in December 2001.

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

Indemnification

Pursuant to the terms of a recapitalization in early 1997, the selling stockholders agreed to indemnify the Company with respect to the after-tax costs of contingent liabilities, subject to a cap for all indemnified liabilities of $30 million.  In February 1997, a $6.0 million interest bearing escrow account was established by the selling stockholders (the “Deferred Amount”) to secure indemnity claims of the Company.  Although there can be no assurances, the Company believes that the Deferred Amount should be adequate to cover these liabilities.  In the event the Deferred Amount is inadequate to cover the liabilities, the Company has been informed by the selling stockholders that they will draw upon personal funds to cover such excess costs.

Item 4 - Submission of Matters to a Vote of Security Holders

None

PART II

Item 5  -  Market for the Registrant’s Common Equity and Related Stockholders Matters

Not Applicable

Item 6  -  Selected Financial Data

The following selected consolidated financial information for each of the five fiscal years in the period ended March 30, 2002 has been derived from the audited consolidated financial statements of the Company.  The information presented below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and related notes thereto appearing elsewhere herein (in thousands).

	March 28, 1998	April 3, 1999	April 1, 2000	March 31, 2001	March 30, 2002
Statement of Operations Data
Net sales	$64,561	$67,701	$54,607	$80,539	$64,207
Cost of goods sold	38,922	41,361	39,794	53,405	43,278
Gross profit	25,639	26,340	14,813	27,134	20,929
Selling, general and administrative expenses	8,552	7,213	8,073	8,329	6,424
Non-recurring expense(1)	1,250	—	—	—	—
Earnings from operations	15,837	19,127	6,740	18,805	14,505
Interest and other income	510	755	734	649	233
Interest expense	(10,327)	(11,190)	(11,333)	(10,717)	(9,847)

Earnings (loss) before taxes, and extraordinary item	6,020	8,692	(3,859)	8,737	4,891
Taxes (benefit) on earnings (loss)	2,406	3,325	(1,525)	2,975	1,705

Earnings (loss) before extraordinary item	3,614	5,367	(2,334)	5,762	3,186
Extraordinary gain/(loss), net of taxes(2)	(986)	—	—	3,187	—

Net earnings (loss)	$2,628	$5,367	$(2,334)	$8,949	$3,186

Balance Sheet Data (at period end)
Total assets	$62,860	$70,368	$71,768	$69,222	$65,635
Working capital	16,883	22,079	13,255	11,019	14,753
Long-term debt, less current portion	98,201	102,043	97,475	87,864	86,627
Stockholders’ deficit	(56,940)	(51,372)	(53,706)	(44,614)	(41,411)
Dividends declared	—	—	—	—	—

(1)          Represents $1.3 million non-recurring expense for financial advisory fee.

(2)          Represents gain/(loss) on early retirement of debt, net of taxes (tax benefit).

Item 7  -  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table and discussion should be read in conjunction with the information contained in the consolidated financial statements and notes thereto of the Company appearing elsewhere herein.  Unless otherwise stated, all references to years means the Company’s fiscal year ending March 30, 2002 (2002), March 31, 2001 (2001), and April 1, 2000 (2000), respectively.

Results of Operations (In millions)

	2002	Percent	2001	Percent	2000	Percent

Net sales	$64.2	100.0%	$80.5	100.0%	$54.6	100.0%
Gross profit	20.9	32.6%	27.1	33.7%	14.8	27.1%
Selling, general and administrative expenses	6.4	10.0%	8.3	10.3%	8.1	14.8%
Earnings from operations	14.5	22.6%	18.8	23.4%	6.7	12.3%
Other expense, net	(9.6)	(15.0)%	(10.1)	(12.5)%	(10.6)	(19.4)%
Extraordinary gain (1)	—	—	3.2	4.0%	—	—
Net earnings (loss)	$3.2	5.0%	$8.9	11.1%	$(2.3)	(4.3)%

(1)    Represents extraordinary gain on early retirement of debt, net of taxes.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we identified the most critical accounting policies upon which our financial status depends.  We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments.  We state these accounting policies in the notes to the consolidated financial statements and at relevant sections in the management’s discussion and analysis.

The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below.  However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Revenue Recognition

Substantially all of the Company’s revenues are recognized when products are shipped to unaffiliated customers.  The SEC’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  The Company’s revenue recognition policy is in accordance with generally accepted accounting principles and SAB No. 101.

Allowance for Uncollectible Accounts Receivable

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future.  This estimated allowance is based primarily on management’s evaluation of the financial condition of the customer.

Allowance for Obsolete and Excess Inventory

Inventories are valued at the lower of cost (first-in, first-out method) or market and have been reduced by an allowance for excess and obsolete inventories.  The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.

Impairment of Long-Lived Assets

Goodwill, intangible and other long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  Goodwill and other intangible assets totaled $6,218,000 as of March 30, 2002 and represented 9.5% of total assets.  The majority of these assets resulted from the acquisitions of the wholly owned subsidiaries in 1983 and 1989.  These subsidiaries have a long history of operating success and profitability and hold significant market positions in the majority of their product lines.  Their products are not subject to rapid technological or functional obsolescence, which should result in continuous demand for products for many years.

Deferred Income Tax Assets

Deferred income tax assets and liabilities have been recorded for the differences between the financial accounting and income tax basis of assets and liabilities.  Recorded deferred income tax assets and liabilities are described in detail under Note 6 - “Taxes on Earnings” in the related notes to the consolidated financial statements.  Significant factors considered by management in the determination of the probability of realization of deferred tax assets include historical operating results and expectations of future earnings and taxable income.

Protection of the Environment

The Company’s operations involve the use and disposal of certain substances regulated under environmental protection laws.  On an ongoing, regular basis, certain processes continue to be modified in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in and wastes generated from operations.  Liabilities related to environmental matters are further discussed under Note 9 - “Commitments and Contingencies” in the related notes to the consolidated financial statements.

Contingencies

The Company is subject to various investigations, claims, legal and administrative proceedings, covering a wide range of matters that arise in the ordinary course of business activities.  Any liability that may result from these proceedings in not expected to have a material adverse effect on the Company’s financial position, net income or cash flow.

A number of claims / disputes have arisen with SDI in conjunction with the wind down of the sales to SDI.  The Company is pursuing its claims and will use all remedies available to resolve the issues.  The ultimate resolution of these claims is not expected to have a material impact on the results of operations or financial position of the Company.

Other Matters

The Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).  In the ordinary course of business, the Company leases certain real properties, primarily sales and office facilities, and equipment.  Transactions with related parties are in the ordinary course of business, are conducted on an arm’s-length basis, and are not material to the Company’s financial position, net income or cash flow.

Contractual Obligations Related to Long-term Debt and Related Risk Disclosure

The Company is exposed to market risk from changes in interest rates on the Company’s Revolving Credit Facility.  At March 30, 2002, the Company had no outstanding borrowings under the Revolver.  See

Note 4 - “Long-term Debt” and Note 5 - “Line of Credit” in the related notes to the consolidated financial statements.

Comparison of the Fiscal Year Ended 2002 with 2001

Net Sales

The Company’s net sales decreased by approximately 20.2% or $16.3 million to $64.2 million for 2002 compared to sales of $80.5 million for 2001.  The decrease was due to decreasing demand in all markets.  Sales to existing aerospace, industrial process control, and petrochemical customers decreased by approximately 2% in 2002 compared to 2001.  Based on current order volume, the Company expects continued weakness in the aerospace, industrial process control and petrochemical markets to continue over the next quarter.

On the automotive side, unit shipments of airbag initiator products decreased significantly due to a decline in customer demand on several existing programs.  The Company’s airbag initiator shipments to its largest customer, Special Devices, Inc. (“SDI”) decreased approximately 20% in 2002 compared to 2001.  Overall, revenue from all automotive shipments decreased approximately 26% in 2002 compared to 2001.  In January 2002, the Company’s annual supply agreement with SDI expired and was not renewed.  The Company stopped selling product to SDI in March 2002.  Currently, the Company is in the process of transitioning its capacity to other manufacturers of initiators and micro gas generators for the production of airbags and seat belt pretensioners.  However, these programs and relationships with other customers will take time to develop and there is no assurance the Company will be able to ultimately regain its previous market share in these products.  On the whole, the Company expects significantly lower revenues from automotive products during fiscal 2003.

The Company has continued to develop a significant market presence in the telecommunications markets through component products designed for optical networking infrastructure.  Shipments of these products decreased dramatically as the market for these products collapsed.  Sales of these products decreased by approximately 59% in 2002 compared to 2001.  Based on recent industry reports, the Company expects significant weakness in these markets to prevail for the next few quarters.

Gross Profit

Gross profit decreased by approximately 22.9% or $6.2 million, to $20.9 million for 2002 compared to $27.1 million for 2001.  Gross margin decreased to 32.6% for 2002 from 33.7% for 2001.

The decrease in gross profit is attributable to the $16.3 million decrease in sales in 2002.  The decrease in gross margin was primarily attributable to the impact of fixed overhead costs leveraged over lower revenue.

Selling, General and Administrative Expenses

Selling, general and administrative (“S,G&A”) expenses decreased by approximately 22.9% or $1.9 million to $6.4 million for 2002 compared to $8.3 million for 2001.  S,G&A expenses as a percent to sales decreased to 10.0% in 2002 from 10.3% for 2001.  S,G&A expenses are expected to increase in 2003 over 2002 due to the impact of the litigation settlement received in 2002.

The $1.9 million decrease in S,G&A expenses was primarily attributable to decreased compensation costs and reduced legal expenses due to the settlement of the Neubauer litigation.  The improvement in the percentage of S,G&A expenses to sales reflects the impact of the significant decrease in S,G&A expenses over lower revenue.

Earnings from Operations

Operating earnings decreased $4.3 million to $14.5 million for 2002 compared to $18.8 million for 2001.  The significant decrease in operating earnings was attributable to the same factors (as discussed above) that contributed to the decrease in gross profit, gross margin and S,G&A expenses.

Other Expense, net

Other expense, net (which is predominantly net interest expense) decreased 5.0% or $0.5 million to $9.6 million in 2002 compared to $10.1 million in 2001.  The $0.5 million decrease was primarily attributable to lower interest expense realized from the early retirement of debt during 2001.  The Company has $88.7 million of indebtedness as of March 30, 2002 compared to $91.0 million at March 31, 2001.

Net Earnings

Net earnings decreased by approximately $5.7 million to $3.2 million for 2002 from net earnings of  $8.9 million in 2001.  The decrease in net earnings was primarily attributable to the decrease in earnings from operations and the extraordinary gain recognized in 2001, partially offset by the reduction in interest expense.

Comparison of the Fiscal Year Ended 2001 with 2000

Net Sales

The Company’s net sales increased by approximately 47.4% or $25.9 million to $80.5 million for 2001 compared to sales of $54.6 million for 2000.  The significant increase was due to increasing demand in all markets, other than automotive products.  Sales to existing aerospace, industrial process control, and petrochemical customers increased by approximately 47% in 2001 compared to 2000.

The Company has continued to develop a significant market presence in the telecom markets through component products designed for optical networking infrastructure.  Sales of these products increased by $14.3 million in 2001 compared to 2000.

On the automotive side, unit shipments of airbag initiator products decreased moderately due to customer demand on several existing programs.  The Company’s airbag initiator shipments to its largest customer, Special Devices, Inc. (“SDI”) decreased approximately 5% in 2001 compared to the 2000.  Overall, revenue from all automotive shipments decreased approximately 5% in 2001 compared to 2000.  On January 16, 2001, the Company entered into a 12-month supply agreement with SDI.  The agreement resulted in an immediate 12% price decrease and contained provisions for future price decreases subject to implementation of cost reduction initiatives and/or increased unit volumes.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“S,G&A”) expenses increased by approximately 2.5% or $0.2 million to $8.3 million for 2001 compared to $8.1 million for 2000.  S,G&A expenses as a percent to sales decreased to 10.3% in 2001 from 14.8% for 2000.

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

Extraordinary Gain, net

During 2001, the Company purchased for retirement $10.2 million face value of it’s 10.75% Senior Subordinated Notes for $4.6 million in cash.  The transaction resulted in an extraordinary gain on the early retirement of debt of $3.2 million, net of taxes of $2.1 million. The purchase of this indebtedness will reduce interest costs by $1.1 million annually.

Net Earnings

Net earnings increased by approximately $11.2 million to $8.9 million for 2001 from a net loss of $2.3 million in 2000.  The increase in net earnings was primarily attributable to the increase in earnings from operations, the decrease in interest expense and the extraordinary gain, all as discussed above.

Liquidity and Capital Resources

Net cash provided by operating activities was $6.0 million for 2002 compared to $8.7 million for 2001.  The decrease of $2.7 million was primarily attributable to decreased net earnings.

Net cash used in investing activities was $0.7 million for 2002 compared to $2.6 million for 2001.  The decrease was due to a reduction in purchases of property, plant and equipment.

Net cash used in financing activities was $3.2 million for 2002 compared to $11.8 million for 2001. The decrease in 2002 is primarily attributable to the early retirement of debt in 2001 and a decrease in principal payments on long-term debt.

As of March 30, 2002, the Company’s outstanding indebtedness was $88.7 million, consisting of $79.8 million principal amount of the senior subordinated notes and $8.9 million of other borrowings.  The Company also maintains a $8 million Revolving Credit Facility (“the Revolver”) to augment its liquidity requirements.  Borrowings under the Revolver may be used for general and other corporate purposes.  The Revolver provides for interest on outstanding balances at the bank’s LIBOR rate plus 2% and is collateralized by accounts receivable of the Company.  At March 30, 2002, there was $8.0 million available under the Revolver.  The Revolver includes covenants requiring maintenance of certain financial ratios.  At March 30, 2002 and March 31, 2001 there were no borrowings outstanding under the Revolver and the Company was in compliance with the required financial ratios.

The Company believes that cash flow from operations and the availability of borrowings under the Revolving Credit Facility will provide adequate funds for ongoing operations, planned capital expenditures and debt service during the term of the Revolver.

Capital expenditures for fiscal 2003 are expected to focus on investments in equipment to expand prototyping and qualification of new programs for new and existing customers.  Expected capital expenditures for fiscal 2003 are approximately $1.0 million and will be financed through working capital.

Impact Of Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets”.  SFAS No. 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively.  It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.

SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Under SFAS No. 142, goodwill will be tested annually and adjusted whenever events or circumstances occur indicating that goodwill might be impaired.  SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001.  Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill.  Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted.  The Company has not yet determined the impact these standards will have on its financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”.  SFAS No. 144 establishes one accounting model, based on framework established in SFAS No. 121, for the recognition, measurement and reporting of impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale.  Adoption of SFAS No. 144 is required for the Company’s fiscal year beginning March 31, 2002 although early application is permitted.  The Company does not believe this new standard will have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2002, the FASB issued SFAS 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections.”  Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishments of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations / Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met.  SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002.  Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

Inflation

Although increases in operating costs could adversely affect the Company’s operations, management does not believe inflation has had a material effect on operating profit during the past several years.

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

All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, including general economic conditions, regulatory changes and competition, many of which are outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company’s operations and whether the forward looking statements made by the Company ultimately prove to be accurate.  The Company does not assume any obligation to update these forward looking statements.

Item 7a  -  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on the Company’s Revolving Credit Facility.  At March 30, 2002, the Company had no outstanding borrowings under the Revolver and, therefore, changes in interest rates would have no impact on the Company’s results of operations.

Item 8  -  Financial Statements and Supplemental Data

All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements, the notes thereto, is not applicable, or not required.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders

HCC Industries Inc. and Subsidiaries

Rosemead, California

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HCC Industries Inc. and Subsidiaries at March 30, 2002 and March 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 2002 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
May 15, 2002

HCC INDUSTRIES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 30, 2002	March 31, 2001

ASSETS

Current Assets:
Cash and cash equivalents	$10,990	$8,896
Trade accounts receivable, less allowance for doubtful accounts of $70 (2002) and $61 (2001)	8,356	10,799
Inventories	6,016	6,468
Income taxes receivable	506	728
Prepaid and other current assets	1,130	1,398

Total current assets	26,998	28,289

Property, Plant and Equipment, net	24,895	25,836

Other Assets:
Intangible assets	4,486	4,775
Deferred financing costs	1,732	2,071
Deferred income taxes	1,623	2,080
Restricted cash	5,901	6,171

Total assets	$65,635	$69,222

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt	$2,109	$3,103
Accounts payable	1,475	3,897
Accrued liabilities	8,661	10,270

Total current liabilities	12,245	17,270

Long Term Liabilities:
Long-term debt, net of current portion	86,627	87,864
Other long-term liabilities	8,174	8,702
	107,046	113,836

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock; $.10 par value; authorized 550,000 shares, issued and outstanding 137,945 shares	14	14
Additional paid-in capital	360	343
Accumulated deficit	(41,785)	(44,971)

Total stockholders’ deficit	(41,411)	(44,614)

Total liabilities and stockholders’ deficit	$65,635	$69,222

The accompanying notes are an integral part of these consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For The Year Ended
	March 30, 2002	March 31, 2001	April 1, 2000

Net sales	$64,207	$80,539	$54,607
Cost of goods sold	43,278	53,405	39,794

Gross profit	20,929	27,134	14,813

Selling, general and administrative expenses	6,424	8,329	8,073

Earnings from operations	14,505	18,805	6,740

Other income (expense):
Interest and other income	233	649	734
Interest expense	(9,847)	(10,717)	(11,333)

Total other expenses, net	(9,614)	(10,068)	(10,599)

Earnings (loss) before taxes and extraordinary item	4,891	8,737	(3,859)

Taxes (benefit) on earnings (loss)	1,705	2,975	(1,525)

Earnings (loss) before extraordinary item	3,186	5,762	(2,334)

Extraordinary gain on retirement of debt, net of taxes of $2,125	—	3,187	—

Net earnings (loss)	$3,186	$8,949	$(2,334)

The accompanying notes are an integral part of these consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

Common Stock

Additional Paid-In

Retained Earnings

Total Stockholders’

	Shares	Amount	Capital	(Deficit)	Equity(Deficit)

Balance, April 3, 1999	135	$14	$200	$(51,586)	$(51,372)

Net loss	—	—	—	(2,334)	(2,334)

Balance, April 1, 2000	135	14	200	(53,920)	(53,706)

Sale of stock	3	—	50	—	50

Non-cash stock compensation	—	—	93	—	93

Net earnings	—	—	—	8,949	8,949

Balance, March 31, 2001	138	14	343	(44,971)	(44,614)

Non-cash stock compensation	—	—	17	—	17

Net earnings	—	—	—	3,186	3,186

Balance, March 30, 2002	138	$14	$360	$(41,785)	$(41,411)

The accompanying notes are an integral part of these consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For The Year Ended
	March 30, 2002	March 31, 2001	April 1, 2000
Cash flows from operating activities:
Net earnings (loss)	$3,186	$8,949	$(2,334)
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation	2,599	2,251	1,773
Amortization	628	639	670
Deferred income taxes	903	1,622	(19)
Extraordinary gain	—	(3,187)	—
Non-cash stock compensation	17	93	—
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable, net	2,443	(758)	(207)
Decrease (increase) in inventories	452	(1,953)	(145)
Decrease (increase) in other assets	17	44	(43)
(Decrease) increase in other liabilities	(2,137)	917	1,595
(Decrease) increase in accounts payable and income taxes receivable/payable	(2,125)	59	(1,224)

Net cash provided by operating activities	5,983	8,676	66

Cash flows from investing activities:
Purchases of property, plant and equipment	(736)	(2,565)	(1,644)

Net cash used in investing activities	(736)	(2,565)	(1,644)

Cash flows from financing activities:
Principal payments on long-term debt	(3,153)	(7,204)	(1,280)
Early retirement of debt	—	(4,598)	—
Proceeds from sale of stock	—	50	—

Net cash used in financing activities	(3,153)	(11,752)	(1,280)

Net increase (decrease) in cash and cash equivalents	2,094	(5,641)	(2,858)

Cash and cash equivalents at beginning of period	8,896	14,537	17,395
Cash and cash equivalents at end of period	$10,990	$8,896	$14,537

Supplemental noncash financing activities:
Capital lease obligations	$922	$3,917	$2,581

The accompanying notes are an integral part of these consolidated financial statements.

HCC INDUSTRIES INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

General

HCC Industries Inc. and Subsidiaries (“HCC” or “Company”) was incorporated in Delaware in 1985.  HCC designs, manufactures and markets broad lines of state-of-the-art, high precision electronic connection devices known as hermetic seals and operates in one reportable industry segment.  The Company’s products are sold primarily in North America and Europe to the aerospace, energy, telecommunications, test and measurement and automotive industries.

On February 14, 1997, pursuant to a Stock Purchase and Sale Agreement dated as of December 23, 1996, the Company, certain members of management and an investor group completed a recapitalization of the Company (the “Recapitalization”).  In connection with the Recapitalization, the Company issued an aggregate of 87,721 shares of common stock to the investor group and repurchased an aggregate of 245,972 shares of common stock from the former principal stockholders.  As a result, the investor group acquired a 65% ownership interest in the Company.  In accounting for the Recapitalization, no fair value adjustments were made to the book value of the Company’s assets and no goodwill was recognized.  The amounts paid to the selling stockholders to purchase and retire the shares of common stock was charged to stockholders’ equity as a treasury stock transaction.

Indemnification

In addition, in connection with the Recapitalization, a $6,000,000 interest bearing escrow account was established by the selling stockholders to indemnify the Company with respect to after-tax costs of contingent liabilities, subject to a cap for all indemnified liabilities of $30 million.  The escrow account has been classified as restricted cash on the consolidated balance sheet.  The restricted cash escrow balance was $5,901,000 at March 30, 2002 and $6,171,000 at March 31, 2001.  Any funds remaining in this account upon satisfaction of conditions specified in the escrow agreement, will be paid to the selling stockholders.

Principles Of Consolidation

The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries.  All intercompany transactions (which are primarily sales/purchases and receivables/payables) have been eliminated in consolidation.

The Company’s 10 ¾% Senior Subordinated Notes are guaranteed by all operating subsidiaries of the Company (the “Subsidiary Guarantors”).  The guarantee obligations of the Subsidiary Guarantors (which are all direct or indirect wholly owned subsidiaries of the Company) are full, unconditional and joint and several.  The aggregate assets, liabilities, earnings, and equity of the Subsidiary Guarantors are substantially equivalent to the total assets, liabilities, earnings and equity of HCC Industries Inc. and its subsidiaries on a consolidated basis.  Separate financial statements of the Subsidiary Guarantors are not included in the accompanying financial statements because management of the Company has determined that separate financial statements of the Subsidiary Guarantors would not be material to investors.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, reported results of operations and disclosure of contingencies at the dates of the consolidated financial statements.  Actual results could differ from those estimates.

Accounting Period

The consolidated financial statements are based on the fiscal year ending on the Saturday nearest to March 31.

Revenue Recognition

The Company generally manufactures products under both individual firm purchase orders and fixed price, long-term production contracts.  The contracts vary in length, but generally are completed within 12 to 24 months.  Sales under individual purchase orders and long-term production contracts are recognized at the time units are shipped and title and risk of loss transfers.

Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.  The Company has bank balances, including cash, cash equivalents, and restricted cash, which exceed federally insured limits.

Accounts Receivable, Concentration Of Credit Risk and Geographic Information

The Company grants uncollateralized credit to its customers who are located in various geographical areas.  Estimated credit losses and returns have been provided for in the financial statements and, to date, have been within management’s expectations.

Sales to Special Devices, Incorporated (“SDI”) were $14,596,000 (23%), $20,736,000 (26%) and $21,193,000 (39%) for the fiscal years 2002, 2001 and 2000, respectively.  The Company stopped selling product to SDI in March 2002.  The related accounts receivable from SDI as of March 30, 2002 and March 31, 2001 was $2,401,000 and $3,042,000, respectively.  Sales to another customer amounted to $8,920,000 (11%) for the fiscal year 2001 and the related receivable as of March 31, 2001 was $375,000.

Sales to European customers were approximately $7,738,000 (12%), $9,250,000 (12%), and $5,663,000 (10%) of the Company’s consolidated sales for fiscal years 2002, 2001 and 2000, respectively.  Sales are attributed to countries based on the location of customers.

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

Intangible Assets

The excess of purchase price over net assets acquired is amortized on a straight-line basis over the estimated useful lives of the respective assets of 14 to 40 years.  Amortization expense was $288,000 (2002), $288,000 (2001), and $289,000 (2000).  Accumulated amortization on the excess purchase price over net assets acquired was $3,114,000 and $2,826,000 as of March 30, 2002 and March 31, 2001, respectively.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the Company evaluates the carrying value of its goodwill and property, plant and equipment on an ongoing basis and recognizes an impairment when the estimated future undiscounted cash flows from operations are less than the carrying value of the related long-lived assets.

Fair Value of Financial Instruments

All financial instruments are held for purposes other than trading.  The estimated fair value of the Company’s long-term debt is based on either quoted market prices or current rates for similar issues for debt of the same remaining maturities.  All other non-derivative financial instruments as of March 30, 2002 and March 31, 2001 approximate their carrying amounts either because of the short maturity of the instrument, or based on their effective interest rates compared to current market rates for similar long-term debt or obligations.

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

Stock Based Employee Compensation Awards

SFAS No. 123, “Accounting for the Awards of Stock-Based Compensation to Employees” encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value.  The Company has adopted the disclosure requirements of SFAS No. 123, which involves pro forma disclosure of net income under SFAS No. 123, detailed descriptions of plan terms and assumptions used in valuing stock option grants.  The Company has chosen to continue to account for stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued (“SFAS”) Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets”.  SFAS No. 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively.  It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.

SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Under SFAS No. 142, goodwill will be tested annually and adjusted whenever events or circumstances occur indicating that goodwill might be impaired.  SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001.  Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill.  Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted.  The Company has not yet determined the impact these standards will have on its financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”.  SFAS No. 144 establishes one accounting model, based on framework established in SFAS No. 121, for the recognition, measurement and reporting of impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale.  Adoption of SFAS No. 144 is required for the Company’s fiscal year beginning March 31, 2002 although early application is permitted.  The Company does not believe this new standard will have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Nos. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections.”  Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishments of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations / Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met.  SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002.  Management does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

2.             INVENTORIES:

Inventories consist of the following (in thousands):

	March 30, 2002	March 31, 2001

Raw materials and component parts	$4,503	$4,861
Work in process	1,513	1,607

	$6,016	$6,468

3.             PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following (in thousands):

	March 30, 2002	March 31, 2001

Land	$4,017	$4,017
Buildings and improvements	9,938	9,671
Furniture, fixtures and equipment	26,254	24,917

	40,209	38,605
Less accumulated depreciation	(15,314)	(12,769)
	$24,895	$25,836

4.             LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

	March 30, 2002	March 31, 2001
10 ¾% Senior Subordinated Notes - interest payable semi-annually; due May 15, 2007	$79,785	$79,785

Subordinated Bonus Notes - 10% interest payable semi-annually; due April 3, 2002	—	1,083

Term loans on land, building and improvements - 8% interest payable monthly; due May 2008	2,762	2,762

Capital lease obligations (interest rates ranging between 6.36% and 9.63%)	6,189	7,337

	88,736	90,967
Less current portion	2,109	3,103

	$86,627	$87,864

On May 6, 1997, the Company issued $90,000,000 in principal amount of 10 ¾% Senior Subordinated Notes (“Notes”) due in May 2007 and used the proceeds of such issuance to refinance existing debt.  In issuing the Notes, the Company incurred $3,870,000 in deferred financing costs.  These costs are being amortized using the straight-line method (which approximates the effective interest method) over the term of the respective Notes.  The fair value of the Notes may vary from time to time based on the Company’s operating performance and other market related factors external to the Company.  Presently, the Company believes the fair value of the Notes to be significantly less than the carrying value.

During fiscal year 2001, the Company purchased for retirement $10.2 million face value of the Notes for $4.6 million in cash.  The transaction resulted in an extraordinary gain on the early retirement of debt of $3.2 million, net of taxes of $2.1 million.

The Notes are redeemable at the option of the Company commencing on May 15 of the year set forth below at the redemption prices also set forth below:

Period	Redemption Price

2002	105.375%
2003	103.583%
2004	101.792%
2005 and thereafter	100.000%

Minimum payments due under long-term debt as of March 30, 2002 are as follows (in thousands):

Fiscal Year	Amount

2003	$2,109
2004	1,768
2005	1,527
2006	735
2007	50
2008 and thereafter	82,547

$88,736

Cash payments for interest were $9,462,000 (2002), $10,325,000 (2001) and $10,906,000 (2000).  Included in accrued liabilities is interest payable of $3,251,000 at March 30, 2002 and $3,274,000 at March 31, 2001.

5.                                      LINE OF CREDIT:

The Company has a revolving credit facility agreement of up to $8,000,000 expiring on January 30, 2004.  The Revolver provides for interest on outstanding balances at the bank’s LIBOR rate plus 2% and is collateralized by accounts receivable of the Company.  At March 30, 2002 and March 31, 2001, the prime rate was 4.75% and 8.00%, respectively.  At March 30, 2002, there was $8,000,000 available under the Revolver.  The Revolver includes covenants requiring maintenance of certain financial ratios.  At March 30, 2002 and March 31, 2001 there were no borrowings outstanding under the Revolver.

6.                                      TAXES ON EARNINGS:

The components of income tax expense (benefit) before extraordinary item consist of the following (in thousands):

	2002	2001	2000
Current:
Federal	$749	$1,190	$(1,233)
State	53	163	(273)
	802	1,353	(1,506)

Deferred:
Federal	751	1,378	(17)
State	152	244	(2)
	903	1,622	(19)

	$1,705	$2,975	$(1,525)

The Company’s effective tax rate differs from the statutory federal income tax rate as follows:

	2002	2001	2000

Tax provision (benefit) at the statutory rate	34.0%	34.0%	(34.0)%
Nondeductible expenses	1.5%	0.7%	2.1%
State taxes, net of federal benefit	2.8%	1.6%	(4.7)%
Other	(3.4)%	(2.2)%	(2.9)%

	34.9%	34.1%	(39.5)%

The components of the net deferred taxes are as follows (in thousands):

	March 30, 2002	March 31, 2001
Deferred Tax Assets:
Environmental liabilities	$3,270	$3,481
Accrued bonus and other	461	983
	3,731	4,464
Deferred Tax Liabilities:
Depreciation and other	(1,647)	(1,402)

Deferred Tax Asset, net	$2,084	$3,062

Cash tax payments were $950,000 (2002), $3,250,000 (2001), and $239,000 (2000).

7.                                      CAPITAL STOCK:

The Company is authorized to issue an aggregate of 550,000 shares of common stock.  These shares may be issued in four different classes (A, B, C or D shares) which differ only in voting rights per share as follows:

Class	Voting Rights Per Share
A	1
B	1
C	None
D	10

During fiscal year 2001, the Company sold 2,450 shares of Class A common stock to the Company’s Chairman for $50,000.  In conjunction with this transaction, the Company recorded non-cash compensation of $76,000 during fiscal year 2001.  The changes in each class of common shares for each of the three years in the period ended March 30, 2002 are as follows (in thousands):

	Class of Common Stock
	A		B		C		D		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value

Balance - April 3, 1999	103	$10	27	$3	4	$1	1	$—	135	$14

Balance - April 1, 2000	103	10	27	3	4	1	1	—	135	14
Sale of Stock	3	—	—	—	—	—	—	—	3	—

Balance - March 31, 2001	106	10	27	3	4	1	1	—	138	14

Balance - March 30, 2002	106	$10	27	$3	4	$1	1	$—	138	$14

The remaining 412,055 shares are undesignated as to class.

In February 1997, the Company adopted a stock option plan (the “Option Plan”) which provides for the grant to employees and directors, from time to time, of non-qualified stock options to purchase up to an aggregate of 17,990 shares of common stock at exercise prices to be determined by the Board of Directors.  The Option Plan provides for the grant of management options to purchase 5,485 shares of common stock (the “Management Options”), management performance options to purchase 10,870 shares of common stock (the “Management Performance Options”), director options to purchase 515 shares of common stock (the “Director Options”) and director performance options to purchase 1,120 shares of common stock (the “Director Performance Options”).  The Management Options and Director Options are subject to a vesting schedule that generally provides for each series of options to vest 20% per year over five years if the Company attains specified annual or cumulative earnings targets as defined in the Option Plan.  The Management Performance Options and Director Performance Options are subject to a vesting schedule based on a change in control in which the investor group realizes specified annual rates of return on its equity investment in the Company as defined in the Option Plan.  All options are exercisable over a period of 10 years and will automatically vest on the seventh anniversary of the date on which the Option Plan was adopted, regardless of whether the performance criteria are achieved.  There were no options granted during fiscal year 2002.  As of March 30, 2002, 17,230 options have been granted under the Option Plan which entitles the holders to purchase upon vesting 17,230 shares of common stock at an exercise price of $370.49 per share.  At March 30, 2002, options on 3,367 shares were exercisable and options to purchase 760 shares of common stock remained available for grant.

The Company granted options to purchase 5,000 and 2,500 shares of common stock for the fiscal years 2001 and 2000, respectively, with an exercise price of $370 per share (or higher), which is equal to (or above) the fair value of common stock at the date of grant, except for 1,000 options in fiscal year 2000 with an exercise price below estimated fair market value.  Such difference will be recognized as additional compensation expense on a straight line basis over the vesting period of the underlying options.  During fiscal year 2002 and 2001, the Company recorded non-cash compensation of $17,000 related to these options.  At March 30, 2002, options on 2,166 shares were exercisable.

The weighted average fair value of each option granted was estimated on the date of grant to be approximately $85 to $100 using the minimum value method with the following assumptions (i) risk-free interest rate of 5.32% and 6.38% for fiscal 2001 and 2000, respectively, (ii) expected option life of 5 years, (iii) forfeiture rate of 0 and (iv) no expected dividends.

The Company has adopted the disclosure only provisions of SFAS No. 123.  For the years ended March 30, 2002, March 31, 2001 and April 1, 2000, had the Company recognized compensation expense in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, net earnings (loss) would have been $2,938,000, $8,715,000 and ($2,566,000), respectively.

8.                                      EMPLOYEE BENEFITS:

In 1993, the Company adopted the HCC Savings and Investment Plan (the “Plan”) which covers all eligible full-time employees.  The Company established the Plan to meet the requirements of a qualified retirement plan pursuant to the provisions of Section 401(k) of the Internal Revenue Code.  The Plan provides participants the opportunity to make tax deferred contributions to a retirement trust account in amounts up to 15% of their gross wages.  The Company has elected to make matching contributions in amounts that may change from year to year.  The Company contributed $668,000 (2002), $667,000 (2001) and $572,000 (2000) in matching contributions to the Plan.

Included in accrued liabilities is accrued compensation of $2,557,000 at March 30, 2002 and $3,791,000 at March 31, 2001.

9.                                      COMMITMENTS AND CONTINGENCIES:

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

As of March 30, 2002, the accrual for estimated environmental costs was $8,174,000.  Actual expenditures for environmental remediation for each of the three years in the period ended March 30, 2002 were $528,000 (2002), $476,000 (2001) and $238,000 (2000).  The Company believes its accrual is adequate, but as the scope of its obligations becomes more clearly defined, this accrual may be modified and related charges against earnings may be made.

Claims for recovery of costs already incurred and future costs have been asserted against various insurance companies.  The Company has neither recorded any asset nor reduced any liability in anticipation of recovery with respect to such claims made.

Other

On March 3, 1998, Walter Neubauer, a former stockholder of the Company and a current stockholder of SDI, filed a lawsuit in California Superior Court (Case BC186937; Walter Neubauer vs. Andrew Goldfarb, et. al.) against the Company and certain other stockholders alleging (i) breach of fiduciary duty, (ii) fraud, (iii) negligent misrepresentation, (iv) negligence, (v) violations of corporations code and (vi) breach of contract.  The allegations primarily relate to the Company’s exercise of an option to acquire Mr. Neubauer’s stock in August 1996.  In September 1999, five of the six claims were dismissed upon a summary judgement motion made by the Company, including all of the claims against the Company.  The remaining claim against Andrew Goldfarb, the former Chief Executive Officer, as an individual, for alleged violations of oral representations was settled in December 2001.

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

A number of claims / disputes have arisen with SDI in conjunction with the wind down of the sales to SDI.  The Company is pursuing its claims and will use all remedies available to resolve the issues.  The ultimate resolution of these claims is not expected to have a material impact on the financial position of the Company.

In addition to the above, the Company is involved in other claims and litigation arising in the normal course of business.  Based on the advice of counsel and in the opinion of management, the ultimate resolution of these matters will not have a significant effect on the results of operations or financial position or the results of operations of the Company.

10.                               RELATED PARTY TRANSACTIONS:

The Company pays an annual management fee of $125,000 plus expenses to Windward Capital Partners (a member of the investor group).  The total annual management fee and expenses paid to Windward Capital Partners was $155,000, $143,000 and $218,000 for the fiscal years ended March 30, 2002, March 31, 2001 and April 1, 2000, respectively.

HCC INDUSTRIES INC.  AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Year	Additions- Charged to Costs and Expenses	Deductions- Uncollectible Accounts Write Offs	Balance at End of Year

2002
Allowance for doubtful accounts	$61	$40	$31	$70

2001
Allowance for doubtful accounts	$51	$81	$71	$61

2000
Allowance for doubtful accounts	$46	$11	$6	$51

Item 9  -  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10  -  Directors and Executive Officers for the Registrant

Management

The following table sets forth certain information concerning the directors and executive officers of the Company.  Each director is elected for a one (1) year term or until such person’s successor is duly elected and qualified.

Name	Age	Position
Richard Ferraid	46	Director, Chairman, President and CEO of HCC
Christopher H. Bateman	50	Director, Vice President and Chief Financial Officer of HCC
Robert H. Barton III	68	Director of HCC
Andy Goldfarb	54	Director of HCC
Fred Hauser	65	Director of HCC
John M. Leonis	68	Director of HCC
Robert H. Rau	65	Director of HCC
Thomas J. Sikorski	41	Director of HCC
Gary L. Swenson	64	Director of HCC

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

Mr. Hauser was elected a director of HCC in April 1999.  Mr. Hauser retired from Metropolitan Life Insurance Company in 1997 as Senior Vice President and Corporate Controller after 39 years with the company.  Mr. Hauser has served as a director of METMOR, MetLife’s mortgage banking operations, and MetLife Securities, a broker dealer.  Mr. Hauser has also served on the board of the New York chapter of the Financial Executives Institute, an organization of Chief Financial Officers, Treasurers and Controllers of major corporations, and was its President in 1993-1994.

Mr. Leonis was elected a director of HCC in July 1997.  Mr. Leonis retired as Chairman of the Board of Directors of Litton Industries, Inc. in April 1999.  Mr. Leonis worked at Litton Industries in various capacities for over 36 years.

Mr. Rau was elected a director of HCC in July 1998.  Mr. Rau retired December 31, 1998 as President of the Aerostructures Group of The Goodrich Company.  Prior to its merger with Goodrich, Mr. Rau was President and Chief Executive Officer of Rohr, Inc. from 1993 to 1997.  Before joining Rohr, he was an Executive Vice President of Parker Hannifin Corporation and President of its Aerospace Sector.  In addition, Mr. Rau is a past member of the Board of Governors of the Aerospace Industries Association, a past Chairman of the General Aviation Manufacturers Association, a member of the Board of Directors of Goodrich Aerospace Europe Innovative Solutions and Support Corp., and Chairman of the International Advisory Panel of Singapore Aerospace.

Mr. Sikorski was elected a director of HCC in February 1997 following the consummation of the Recapitalization.  Mr. Sikorski is currently a Managing Director of First Reserve Corporation.  Mr. Sikorski had been a Managing Director of Windward Capital Partners, L.P. since its founding in 1994 until May 2002.  Prior to joining Windward Capital Partners, L.P., Mr. Sikorski was Director of Private Equity Investments at MetLife from 1992 to 1994 and prior to that was a Vice President in the Leveraged Buyout Group at the First Boston Corporation from 1986 to 1992.  Mr. Sikorski currently serves on the Board of Directors of DCV Holdings, Inc. and Palace Entertainment, Inc.  Mr. Sikorski is Mr. Swenson’s son-in-law.

Mr. Swenson was elected a director of HCC in February 1997 following the consummation of the Recapitalization.  Mr. Swenson has been President and Senior Managing Director of Windward Capital Partners, L.P. since it’s founding in 1994, and was a Managing Director of CS First Boston Corporation from 1974 to 1994.  Mr. Swenson currently serves on the Board of Directors of Meridian Automotive Systems, Inc.  Mr. Swenson is Mr. Sikorski’s father-in-law.

Item 11  -  Executive Compensation

The following table sets forth the total value of compensation received by the Chief Executive Officer and the two most highly compensated executive officers, other than the Chief Executive Officer, who served as executive officers of the Company as of March 30, 2002, (collectively with the Chief Executive Officer, the “Named Executive Officers”) for services rendered in all capacities to the Company for the year ended March 30, 2002.

Summary Compensation Table(1)

	Fiscal Year	Annual Compensation			Long-Term Compensation - Number of Securities Underlying Options	All Other Compensation(2)
Name and Principal Position		Salary	Bonus

Richard Ferraid	2002	$364,000	$497,546	(4)	$17,000	$16,160
Chairman, Chief Executive Officer	2001	$350,000	$526,968	(3)	17,000	$14,790
and President	2000	$218,806	$51,150		—	$13,590

Christopher Bateman	2002	$220,480	$340,135	(4)	—	$16,160
Chief Financial Officer and	2001	$212,496	$476,968	(3)	—	$15,360
Vice President	2000	$207,874	$51,150		—	$20,058

Dennis Moore	2002	$124,415	$187,542	(4)	—	$16,826
Vice President	2001	$119,910	$257,858	(3)	—	$15,922
	2000	$117,359	$28,859		—	$9,955

(1)          None of the executive officers has received perquisites the value of which exceeded the lesser of $50,000 or 10% of the salary and bonus of such executive officer.

(2)          For 2002 all other compensation included the following amounts: Mr. Ferraid, $6,800 for Company contributions into the Company’s 401(k) plan, $9,000 for automobile allowance and $360 for allocated life insurance; Mr. Bateman, $6,800 for Company contributions into the Company’s 401(k) plan, $9,000 for automobile allowance and $360 for allocated life insurance; Mr. Moore, $6,800 of Company contributions into the Company’s 401(k) plan, $9,000 for automobile allowance and $1,026 for allocated life insurance;

(3)          Includes payment of deferred compensation earned in fiscal 1998 under the terms of the Contingent Bonus Plan as follows:  Mr. Ferraid $475,000; Mr. Bateman $425,000 and Mr. Moore $228,537.

(4)          Includes payment of deferred compensation earned in fiscal 1999 under the terms of the Contingent Bonus Plan as follows:  Mr. Ferraid $170,301; Mr. Bateman $141,918 and Mr. Moore $75,690.

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

The following table sets forth information concerning the value of unexercised options held by the Named Executive Officers.  The Named Executive Officers did not exercise any options during the fiscal year ended March 30, 2002.

Options Outstanding at March 31, 2002
Name	Number of Shares Under Option - Exercisable/ Unexercisable	Value of Unexercised Options - Exercisable/ Unexercisable(1)

Richard Ferraid	2,410 / 6,680	$ 246,746/$123,744
Christopher Bateman	244 / 2,951	$ - / $-
Dennis Moore	71/ 1,074	$ - / $-

(1)          There is no public market for the Company’s stock.   The fair market value of a share of Common Stock is assumed to be equal to the exercise price per share of the options that were granted under the Option Plan ($370.49 per share).

Employment Agreements

In March 2000, Richard Ferraid entered into an employment agreement with HCC (the “Employment Agreement”).  Pursuant to the Employment Agreement, Mr. Ferraid will be employed by HCC until March 31, 2003 provided that HCC may terminate Mr. Ferraid by reason of disability, death or for good cause (as defined in the Employment Agreement).  Upon termination by the Company for reasons other than death, disability or good cause, Mr. Ferraid will be entitled to receive salary and benefits for a period of 24 months.  The agreement provides for a base salary to be determined in accordance with HCC’s policies and an annual bonus contingent on certain performance-based criteria.  Pursuant to the terms of the agreement, Mr. Ferraid, during the term of the Employment Agreement and a one year period thereafter, may not solicit customers of the Company, engage in business with any competing entity or induce any other employee of the Company to leave his or her employment with the Company.  On December 31, 2000, Mr. Ferraid’s employment agreement was amended to reflect the additional stock options granted to him.

Mr. Goldfarb’s employment agreement with the Company expired on April 1, 2000.  In fiscal 2001, the Company executed an agreement that compensates Mr. Goldfarb at $156,000 per year for consulting services and certain non-compete provisions.  The agreement has a two-year term and expired on March 31, 2002.

Mr. Rau served as the Chief Executive Officer (CEO) of the Company from January 3, 2000 through March 8, 2000 (when Mr. Ferraid was named CEO) and agreed to serve as the Non-Executive Chairman of the Company for a one year period ending December 31, 2000.  Mr. Rau’s compensation for the period was $450,000.  Mr. Rau was also given an option to purchase 2,450 shares of HCC stock at a price of $50,000, which purchase was made in June 2000.

Option Plan

In connection with the Recapitalization, HCC adopted the Option Plan which provides for the grant to employees from time to time of non-qualified stock options to purchase up to an aggregate of 22,887 shares (reduced to 17,990 shares in December 2000) of Common Stock at exercise prices to be determined by the Board of Directors.  The Option Plan provides for the grant of management options to purchase 5,485 shares of Common Stock (the “Management Options”), management performance options to purchase 10,870 shares of Common Stock (the “Management Performance Options”), director options to non-affiliates of Windward to purchase 585 shares of Common Stock (the “Director Options”), and director performance options to non-affiliates of Windward to purchase 1,120 shares of Common Stock (the “Director Performance Options”).  The Management Options and Director Options were granted subject to an EBITDA (as defined in the Option Plan) vesting schedule that provides for 20% of each series of options to vest in each of fiscal year 1998 through fiscal year 2002 if the Company attains a specified target for each such year.  The Options will also vest if certain cumulative EBITDA targets are achieved after certain multiple year periods or, so long as the Windward Group realizes specified rates of return on its aggregate equity investment, upon a Change of Control (as defined in the Option Plan).  In addition, regardless of whether the performance criteria are achieved, all Options including, the performance-based Options, will vest automatically on the seventh anniversary of the date of grant.  To date, only 20% of stock options related to the Management Options and Director Options have vested.

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

As of March 30, 2002, 17,230 options have been granted under the Option Plan which entitle the holders to purchase upon vesting 17,230 shares of Common Stock at an exercise price of $370.49 per share.  An additional 760 Management Options and Management Performance Options may be granted under the Option Plan.

Contingent Bonus Plan

In connection with the Recapitalization, HCC adopted the Bonus Plan, pursuant to which the Company will grant Bonus Units (each representing an interest in the bonus pool of $6.0 million) to certain key employees (the “Participants”).  The Bonus Units will be awarded by a committee of the Board of Directors of HCC formed to administer the Bonus Plan.  On April 3, 1999 and March 28, 1998, $1.1 million and  $3.0 million of Bonus Units became vested, respectively.  Vested contingent bonuses become due and payable on the third anniversary of the applicable vesting date and will bear interest at 10% per annum (payable semi-annually in arrears) from each applicable vesting date until paid in full.  Pursuant to this Plan, the $3.0 million of Bonus Units vested in 1998 and the $1.1 million of Bonus Units vested in 1999 were paid during fiscal 2001 and 2002, respectively.

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

Compensation Committee Interlocks and Insider Participation

In fiscal 2002, the Company had no compensation committee and compensation matters were handled either by Mr. Ferraid or by the Board of Directors.

Item 12  -  Security Ownership of Certain Beneficial Owners and Management

The following table lists all shares of HCC’s Common Stock as of March 30, 2002, beneficially owned by each director of HCC, each executive officer of HCC and each person known by the Company to beneficially own more than 5% of such outstanding shares of Common Stock at such date.  The table also reflects the percentage of the shares owned beneficially by all executive officers and directors of HCC as a group.  Share numbers and percentages in the table are rounded to the nearest whole share.  As of March 30, 2002 there were 137,945 shares of HCC Common Stock outstanding.

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

*                 HCC’s common equity is divided into four separate classes of Common stock, par value $.10 per share:  (i) Class A Common Stock with one vote per share, (ii) Class B Common Stock with one vote per share, (iii) Class C Common Stock with no voting rights, except as required by applicable state law and (iv) Class D Common Stock with 10 votes per share.  Except for voting rights, all the common equity of the Company have identical economic terms.  Other than Windward/Merban, L.P. and Windward/Merchant, L.P., all other stockholders of HCC own Class A Common Stock.  See note (a) below.

**          Less than 1.0%

(a)          Windward/Park HCC, L.L.C. owns 53,836 shares of Class A Common Stock, Windward/Merban L.P. owns 6,451 shares of Class B Common Stock and 4,316 shares of Class C Common Stock, Windward/Merchant, L.P. owns 21,055 shares of Class B Common Stock and 480 shares of Class D Common Stock and Windward Capital Associates, L.P. owns 1,583 shares of Class A Common Stock.  The Windward Group due to their common control may be deemed to beneficially own each other’s shares, but each disclaims such beneficial ownership.  The Windward Group consists of Windward, Windward/Merchant, L.P., the partners of which are Windward and an affiliate of Credit Suisse First Boston Corporation, Windward/Merban, L.P., the partners of which are Windward and an affiliate of Credit Suisse First Boston Corporation and Windward/Park HCC, LLC, the members of which are Windward and MetLife.  Pursuant to a set of program agreements, the Windward Group, along with certain other entities, invests in merchant banking investments organized and managed by Windward and its affiliates.  The program agreements govern the relationship among the Windward Group and provide for, among other things, procedures for investments, allocations of income and loss, distributions of funds, transfers of interests between and among the partners or members or third parties, provisions relating to the activities of the general partner or manager, including in respect of fees, powers and limitations and removal by the other partners or members, and procedures for the limited partners or non-managing members to exercise voting and management control of the investments.  Windward and the other members of the Windward Group have reached agreement concerning an early termination of the period during which they may make future investments under their program agreements.  Windward and the other members have informed the Company that such termination will not have any effect on their investment in, or the management or control of, the Company.

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

(i)             Includes 9,173 shares of Common Stock owned by the Bateman Rillorta Family Trust 2000 dated December 18, 2000.

(j)             Excludes outstanding options to purchase shares of Common Stock of which 244 and 2,410 are exercisable at March 30, 2002 for Mr. Bateman and Mr. Ferraid, respectively.

(k)          Includes 27,753 shares of Common Stock owned by the Andrew and Denise Goldfarb Revocable Trust of 1995.  Also includes 1,350 shares of Common Stock owned by the Jessica Anne Goldfarb Irrevocable Trust and the 1,350 shares of Common Stock owned by the Rebecca Goldfarb Irrevocable Trust of which Mr. Goldfarb’s brother is the trustee.  Mr. Goldfarb disclaims beneficial ownership of the shares of Common Stock owned by such trusts.

(l)             Excludes shares of Common Stock referred to in notes (d) and (e) above.

Item 13  -  Certain Relationships and Related Transactions

The Company pays an annual management fee of $125,000 plus expenses to Windward Capital Partners (a member of the investor group).  The total annual management fee and expenses paid to Windward Capital Partners was $155,000, $143,000 and $218,000 for the fiscal years ended March 30, 2002, March 31, 2001 and April 1, 2000, respectively.

PART IV

Item 14  -  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

(a)(1)	Financial Statements

Report of Independent Accountants

Consolidated Balance Sheets at March 30, 2002 and March 31, 2001

Consolidated Statements of Operations for each of the three years ended March 30, 2002, March 31, 2001 and April 1, 2000

Consolidated Statements of Stockholders’ Equity for each of the three years March 30, 2002, March 31, 2001 and April 1, 2000

Consolidated Statements of Cash Flows for each of the three years ended March 30, 2002, March 31, 2001 and April 1, 2000

Notes to Financial Statements

(a)(2)	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

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

(a)(3)                   Exhibits

Regulation S-K Exhibit

Table Reference

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1	First Amendment and Restatement of the Stock Purchase and Sale Agreement, dated as of December 23, 1996, by and among the Company, the Windward Group, MetLife and the Sellers named therein. (1)

2.3	Escrow Agreement, dated as of February 14, 1997, by and among the Company, Windward Capital Associates L.P., the Sellers named therein and U. S. Trust Company of California, N.A., as escrow agent. (1)

3.	Certificate of Incorporation and By-Laws.

3.1	Amended and Restated Certificate of Incorporation of the Company.(1)

3.2	Amended and Restated By-Laws of the Company. (1)

3.3	Certificate of Incorporation of Hermetic Seal Corporation. (1)

3.4	By-Laws of Hermetic Seal Corporation. (1)

3.5	Certificate of Incorporation of Glasseal Products, Inc. (1)

3.6	By-Laws of Glasseal Products, Inc. (1)

3.7	Certificate of Incorporation of Sealtron, Inc. (1)

3.8	By-Laws of Sealtron, Inc. (1)

3.9	Certificate of Incorporation of Sealtron Acquisition Corp. (1)

3.10	By-Laws of Sealtron Acquisition Corp. (1)

3.11	Articles of Incorporation of HCC Industries International. (1)

3.12	By-Laws of HCC Industries International. (1)

3.13	Declaration of Trust of Norfolk Avon Realty Trust. (1)

3.14	Certificate of Incorporation of HCC Machining Company, Inc.

3.15	By-Laws of HCC Machining Company, Inc.

4.	Instruments Defining the Right of Security Holders, including Indentures.

4.1

Indenture, dated as of May 6, 1997 (the “Indenture”), among the Company, the Subsidiary Guarantors and IBJ Schroder Bank & Trust Company, as Trustee, relating to the 10¾% Senior Subordinated Notes due 2007 and the 10¾% Senior Subordinated Exchange Notes due 2007. (1)

4.2	Form of 10¾% Senior Subordinated Exchange Notes due 2007. (1)

4.4	First Supplemental Indenture, dated as of October 24, 1997, to the Indenture. (1)

9.	Voting Trust Agreement

9.1	Stockholders Agreement, dated as of February 14, 1997, by and among the Company, the Windward Group and the Stockholders named therein. (1)

10.	Material Contracts.

10.2.3	Credit Agreement, dated as of February 12, 2002, between the Company and Union Bank of California, N.A.

10.3	HCC Industries Inc. Stock Option Plan, dated February 14, 1997. (1)

10.4	Form of Stock Option Agreement (included in Exhibit 10.3). (1)

10.8.1	Employment Agreement dated as of April 3, 2000 by and between the Company and Christopher H. Bateman (2)

10.9.1	Employment Agreement dated as of March 31, 2000, by and between the Company and Richard L. Ferraid (2)

10.9.2	Amended and Restated Employment Agreement dated as of December 31, 2000, by and between the Company and Richard L. Ferraid. (3)

10.10	Financial Advisory Services Agreement, dated as of February 14, 1997, by and between Windward Capital Partners, L.P. and the Company. (1)

10.11	Letter Agreement, dated February 14, 1997 from the Company to Windward Capital Partners, L.P., related to fees. (1)

12.	Ratio of Earnings to Fixed Charges.

12.1	Statement regarding the computation of ratio of earnings to fixed charges for the Company.

21.	Subsidiaries

21.1	Subsidiaries of the Company. (1)

(1)          Previously filed under the same exhibit number as an exhibit to Registration Statement on Form S-4 (File No. 333-32207) and incorporated herein by reference.

(2)          Previously filed under the same exhibit number as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2000 and incorporated herein by reference.

(3)          Previously filed under the same exhibit number as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference.

(a)(4)                   Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Rosemead, State of California, on June 4, 2002.

HCC INDUSTRIES INC.

By:	/s/	Richard L. Ferraid
Richard L. Ferraid
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Richard L. Ferraid	Chairman, President and Chief	June 4, 2002
	Richard L. Ferraid	Executive Officer
(Principal Executive Officer)

/s/	Christopher H. Bateman	Director, Vice President and	June 4, 2002
	Christopher H. Bateman	Chief Financial Officer
(Principal Financial/Accounting
Officer)

/s/	Robert H. Barton, III	Director	June 4, 2002
Robert H. Barton, III

/s/	Andrew Goldfarb	Director	June 4, 2002
Andrew Goldfarb

/s/	Fred Hauser	Director	June 4, 2002
Fred Hauser

/s/	John M. Leonis	Director	June 4, 2002
John M. Leonis

/s/	Robert H. Rau	Director	June 4, 2002
Robert H. Rau

/s/	Thomas J. Sikorski	Director	June 4, 2002
Thomas J. Sikorski

/s/	Gary L. Swenson	Director	June 4, 2002
Gary L. Swenson