Form 10-Q
period 2002-06-29
HCC INDUSTRIES INC /DE/
filed 2002-08-13
CIK 316884

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 29, 2002

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Registrant’s Common Stock, outstanding at August 12, 2002 was 137,945 shares.

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HCC INDUSTRIES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	June 29,	March 30,
	2002	2002
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,266	$10,990
Trade accounts receivable, less allowance for doubtful accounts of $79 (2003) and $70 (2002)	7,088	8,356
Inventories	5,713	6,016
Income taxes receivable	1,254	506
Prepaid and other current assets	1,264	1,130

Total current assets	22,585	26,998

Property, Plant and Equipment, net	24,283	24,895

Other Assets:
Intangible assets	4,461	4,486
Deferred financing costs	1,648	1,732
Deferred income taxes	1,623	1,623
Restricted cash	5,875	5,901

Total assets	$60,475	$65,635

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt	$2,040	$2,109
Accounts payable	935	1,475
Accrued liabilities	6,000	8,661

Total current liabilities	8,975	12,245

Long Term Liabilities:
Long-term debt, net of current portion	86,165	86,627
Other long-term liabilities	7,867	8,174
	103,007	107,046

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock; $.10 par value; authorized 550,000 shares, issued and outstanding 137,945 shares	14	14
Additional paid-in capital	360	360
Accumulated deficit	(42,906)	(41,785)

Total stockholders’ deficit	(42,532)	(41,411)

Total liabilities and stockholders’ deficit	$60,475	$65,635

The accompanying notes are an integral part of these consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share data)

Unaudited

	Three Months Ended
	June 29,	June 30,
	2002	2001
NET SALES	$10,591	$18,790

Cost of goods sold	8,597	12,583

GROSS PROFIT	1,994	6,207

Selling, general and administrative expenses	1,473	1,916

EARNINGS FROM OPERATIONS	521	4,291

OTHER INCOME (EXPENSE):
Interest and other income	39	74
Interest expense	(2,429)	(2,465)

Total other expense, net	(2,390)	(2,391)

Earnings (loss) before taxes (benefit)	(1,869)	1,900
Taxes (benefit) on earnings (loss)	(748)	760

NET EARNINGS (LOSS)	$(1,121)	$1,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Three Months Ended
	June 29,	June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(1,121)	$1,140
Reconciliation of net earnings (loss) to net cash used in operating activities:
Depreciation	670	621
Amortization	109	157
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable, net	1,268	(179)
Decrease (increase) in inventories	303	(349)
(Increase) decrease in other assets and income taxes receivable	(856)	730
(Decrease) in accounts payable	(540)	(620)
(Decrease) in accrued and other liabilities	(2,968)	(3,438)

Net cash used in operating activities	(3,135)	(1,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(58)	(1,057)

Net cash used in investing activities	(58)	(1,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,622)	(515)
Proceeds from issuance of long-term debt	1,091	—

Net cash used in financing activities	(531)	(515)

Net (decrease) in cash and cash equivalents	(3,724)	(3,510)

Cash and cash equivalents at beginning of period	10,990	8,896

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,266	$5,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 29, 2002

1.             INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements of HCC Industries Inc. and Subsidiaries (the “Company”), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  It is suggested that the accompanying interim financial statements be read in conjunction with the Company’s audited financial statements and footnotes as of and for the year ended March 30, 2002.  Operating results for the three-month period ended June 29, 2002 are not necessarily indicative of the operating results for the full fiscal year.

The Company grants uncollateralized credit to its customers who are located in various geographical areas.  Estimated credit losses and returns have been provided for in the financial statements and, to date, have been within management’s expectations.

2.             INVENTORIES:

                Inventories consist of the following (in thousands):

	June 29,	March 30,
	2002	2002
Raw materials and component parts	$4,567	$4,503
Work in process	1,146	1,513

	$5,713	$6,016

3.             PROPERTY, PLANT AND EQUIPMENT:

                Property, plant and equipment consist of the following (in thousands):

	June 29,	March 30,
	2002	2002
Land	$4,017	$4,017
Buildings and improvements	9,938	9,938
Furniture, fixtures and equipment	26,312	26,254

	40,267	40,209
Less accumulated depreciation	(15,984)	(15,314)
	$24,283	$24,895

4.             LONG-TERM DEBT:

                Long-term debt consists of the following (in thousands):

	June 29,	March 30,
	2002	2002
10 ¾% Senior Subordinated Notes - interest payable semi-annually; due May 15, 2007	$79,785	$79,785

Term loans on land, building and improvements - 8% interest payable monthly; due May 2008	2,762	2,762

Capital Lease Obligations (interest rates ranging between 6.36% and 8.70%)	5,658	6,189

	88,205	88,736
Less current portion	2,040	2,109

	$86,165	$86,627

The Company has a Revolving Credit Facility up to $8.0 million, which is collateralized by accounts receivable, inventory and equipment.  Borrowings under the Revolving Credit Facility may be used for general and other corporate purposes.  The Revolving Credit Facility includes covenants requiring maintenance of certain financial ratios.  At June 29, 2002, the Company was not in compliance with the required ratios.  There are no borrowings outstanding under the Revolving Credit Facility.

5.                                       CAPITAL STOCK:

                                                The Company is authorized to issue an aggregate of 550,000 shares of common stock.  These shares may be issued in four different classes (A, B, C or D shares) which differ only in voting rights per share.  At June 29, 2002, the 137,945 outstanding shares of common stock were designated as follows:

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

As of June 29, 2002, the accrual for estimated environmental costs was $7,867,000.  Actual expenditures for environmental remediation were $307,000 for the three months ended June 29, 2002 and $528,000 for the fiscal year ended March 30, 2002.  The Company believes its accrual is adequate, but as the scope of its obligations becomes more clearly defined, this accrual may be modified and related charges against earnings may be made.

Claims for recovery of costs already incurred and future costs have been asserted against various insurance companies.  The Company has neither recorded any asset nor reduced any liability in anticipation of recovery with respect to such claims made.

Other

                                                On August 2, 2002, the Company filed a lawsuit in California Superior Court (Case GC030102, Hermetic Seal Corporation, HCC Industries Inc. vs. Special Devices, Inc.) against SDI and certain other fictitious defendants alleging various claims of breaches of contract.  The allegations primarily relate to SDI’s failure to tender payment to the Company for shipments of parts the Company manufactured and delivered pursuant to various purchase orders and/or agreements and its breach of exclusivity requirements.  The ultimate resolution of these claims is not expected to have a material impact on the results of operations or financial position of the Company.

In addition to the above, the Company is involved in other claims and litigation arising in the normal course of business.  Based on the advice of counsel and in the opinion of management, the ultimate resolution of these matters will not have a significant effect on the financial position or the results of operations of the Company.

7.             RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Accounting for Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangibles", effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but is subject to annual impairment tests in accordance with the Statements.  Other intangibles assets will continue to be amortized over their estimated useful lives.

Application of the non-amortization provisions of SFAS 142 did not result in a significant impact of the operating results of the Company.  Under SFAS 142, goodwill must be assigned to reporting units and measured for impairment based upon fair value of the reporting units.  The Company has not yet completed the initial impairment test of goodwill under SFAS 142.

PART I - FINANCIAL INFORMATION

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (In millions)

	For the Three Months Ended
	June 29,		June 30,
	2002	Percent	2001	Percent
Net sales	$10.6	100.0%	$18.8	100.0%
Gross profit	2.0	18.9%	6.2	33.0%
Selling, general and administrative expenses	1.5	14.2%	1.9	10.1%
Earnings from operations	0.5	4.7%	4.3	22.9%
Other income/expense	(2.4)	-22.6%	(2.4)	-12.8%
Net earnings (loss)	$(1.1)	-10.4%	$1.1	5.9%

Comparison of the Three Months Ended June 29, 2002 (“2003 Quarter”) to the Three Months Ended June 30, 2001 (“2002 Quarter”)

Net Sales

                The Company’s net sales decreased significantly by 43.6% or $8.2 million to $10.6 million for the 2003 Quarter compared to sales of $18.8 million for the 2002 Quarter.

                Sales to existing aerospace, industrial process control, and petrochemical customers decreased by approximately 22% in the 2003 Quarter compared to the 2002 Quarter.  Based on current order volume, the Company expects weakness in the aerospace, industrial process control and petrochemical markets to continue over the next quarter.

                On the automotive side, revenue from airbag and seat belt initiator products decreased due to the termination of the supply agreement with Special Devices, Inc. (“SDI”), formerly the Company’s largest customer.  The Company stopped selling product to SDI in March 2002.  Overall, revenue from all automotive shipments decreased approximately 78% in the 2003 Quarter compared to the 2002 Quarter.  The Company is aggressively pursuing additional opportunities in the automotive market.  The Company expects the significant decrease in revenue from SDI will be partially offset by increases in unit shipments on new and existing programs to other automotive customers over the next several quarters.  On the whole, the Company expects significantly lower revenues from automotive products during fiscal 2003.

                The Company has continued to develop a significant market presence in the telecommunications markets through component products designed for optical networking infrastructure.  Shipments of these products decreased dramatically as the market collapsed.  Sales of these products decreased by approximately 80% in the 2003 Quarter compared to the 2002 Quarter.  Based on current order volume and industry reports, the Company expects continued weakness in the telecommunications markets over the next several quarters at a minimum.

Gross Profit

                Gross profit decreased by approximately 67.7% or $4.2 million, to $2.0 million for the 2003 Quarter compared to $6.2 for the 2002 Quarter.  Gross margin decreased to 18.9% for the 2003 Quarter from 33.0% for the 2002 Quarter.

                The decrease in gross profit is attributable to the decreased sales volume.  The decrease in gross margin was primarily attributable to the significant decrease in revenue and the corresponding impact of fixed overhead costs leveraged against lower revenue.  The ongoing weakness in sales will continue to impact gross profitability and gross margin.

Selling, General and Administrative Expenses

                Selling, general and administrative (“S,G&A”) expenses decreased by approximately 21.1% or  $0.4 million to $1.5 million for the 2003 Quarter compared to $1.9 million for the 2002 Quarter.  S,G&A expenses as a percent to sales increased to 14.2% in the 2003 Quarter from 10.1% for the 2002 Quarter.

                Selling expenses decreased approximately 3% in the 2003 Quarter compared to the 2002 Quarter.  This decrease was primarily attributable to decreased selling commissions on the lower sales volume.   G&A expenses overall were lower in the 2003 Quarter as compared to the 2002 Quarter due to decreased compensation costs.  The increased percentage of S,G&A expenses to sales reflects the fixed portion of those expenses leveraged over the lower revenue.

Earnings from Operations

                Operating earnings decreased 88.4% or $3.8 million to $0.5 million for the 2003 Quarter compared to $4.3 million for the 2002 Quarter.  Operating margins decreased to 4.7% in the 2003 Quarter from 22.9% for the 2002 Quarter.

                The decrease in operating earnings and margin was attributable to the same factors as discussed above.

Other Expense, net

                Other expense, net (which is predominantly net interest expense) was flat at $2.4 million in the 2003 and 2002 Quarters.  The Company has $88.2 million of indebtedness as of June 29, 2002 compared to $90.5 million at June 30, 2001.

Net Earnings

                Net earnings decreased by approximately $2.2 million to a net loss of $1.1 million for the 2003 Quarter from net earnings of $1.1 million in the 2002 Quarter.

                The decrease in net earnings was primarily attributable to the decrease in earnings from operations in the 2003 Quarter.

Liquidity and Capital Resources

                Net cash used in operating activities was $3.1 million for the 2003 Quarter compared to $1.9 million used in operating activities for the 2002 Quarter.  The increase of $1.2 million of cash used was primarily attributable to the decrease in net earnings.  The cash used in operating activities is impacted in the Company's first and third quarters by the semi-annual interest payments on the Senior Subordinated Notes.

                Net cash used in investing activities was $0.1 million for the 2003 Quarter compared to $1.1 million for the 2002 Quarter.

                Net cash used in financing activities was $0.5 million for the 2003 Quarter compared to $0.5 million for the 2002 Quarter.  During the 2003 Quarter, the Company refinanced approximately $1.1 million of term debt at 9.63% fixed interest to a lower fixed rate of 7.30%.

                As of June 29, 2002, the Company’s outstanding long-term debt is $88.2 million.  The Company has a Revolving Credit Facility up to $8.0 million, which is collateralized by accounts receivable, inventory and equipment.  Borrowings under the Revolving Credit Facility may be used for general and other corporate purposes.  The Revolving Credit Facility includes covenants requiring maintenance of certain financial ratios.  At June 29, 2002, the Company was not in compliance with the required ratios.  There are no borrowings outstanding under the Revolving Credit Facility.

                The Company is currently in discussion with its bank for a waiver of the non-compliant ratios.  The Company believes that cash flow from operations and the availability of borrowings under the Revolving Credit Facility will provide adequate funds for ongoing operations, planned capital expenditures and debt service during the term of such facility.

                Capital expenditures for fiscal 2003 are expected to focus on repairs and maintenance of existing equipment.  Expected capital expenditures for fiscal 2003 will be approximately $0.5 to $0.75 million and will be financed through working capital.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Accounting for Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangibles", effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but is subject to annual impairment tests in accordance with the Statements.  Other intangibles assets will continue to be amortized over their estimated useful lives.

Application of the non-amortization provisions of SFAS 142 did not result in a significant impact of the operating results of the Company.  Under SFAS 142, goodwill must be assigned to reporting units and measured for impairment based upon fair value of the reporting units.  The Company has not yet completed the initial impairment test of goodwill under SFAS 142.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                The Company is exposed to market risk from changes in interest rates on the Company’s Revolving Credit Facility.  At June 29, 2002, the Company had no outstanding borrowings under the line of credit and, therefore, changes in interest rates would have no impact on the Company’s results of operations.

PART II - OTHER INFORMATION

Items 1 through 5 are omitted as they are not applicable.

Item 6.            Exhibits and Reports on Form 8-K

(a)	Exhibits:

12.1 - Computation of ratio of earnings to fixed charges
99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted to
Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K — Not applicable

SIGNATURES

HCC INDUSTRIES INC.

DATED:	August 12, 2002	/s/	Richard Ferraid
President and Chief Executive Officer

DATED:	August 12, 2002	/s/	Christopher H. Bateman
Vice President and Chief Financial Officer