Form 10-Q
period 2002-09-28
HCC INDUSTRIES INC /DE/
filed 2002-11-12
CIK 316884

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 28, 2002

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Registrant’s Common Stock, outstanding at November 11, 2002 was 137,945 shares.

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HCC INDUSTRIES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	September 28, 2002	March 30, 2002
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,567	$10,990
Trade accounts receivable, less allowance for doubtful accounts of $81 (2003) and $70 (2002)	6,730	8,356
Inventories	5,357	6,016
Income taxes receivable	973	506
Prepaid and other current assets	1,211	1,130

Total current assets	23,838	26,998

Property, Plant and Equipment, net	23,233	24,895

Other Assets:
Intangible assets	875	4,486
Deferred financing costs	1,563	1,732
Deferred income taxes	1,623	1,623
Restricted cash	5,579	5,901

Total assets	$56,711	$65,635

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt	$1,915	$2,109
Accounts payable	1,114	1,475
Accrued liabilities	8,050	8,661

Total current liabilities	11,079	12,245

Long Term Liabilities:
Long-term debt, net of current portion	85,744	86,627
Other long-term liabilities	7,739	8,174
	104,562	107,046

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock; $.10 par value; authorized 550,000 shares, issued and outstanding 137,945 shares	14	14
Additional paid-in capital	360	360
Accumulated deficit	(48,225)	(41,785)

Total stockholders’ deficit	(47,851)	(41,411)

Total liabilities and stockholders’ deficit	$56,711	$65,635

The accompanying notes are an integral part of these consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001

NET SALES	$10,004	$18,358	$20,595	$37,148

Cost of goods sold	8,077	12,319	16,674	24,902

GROSS PROFIT	1,927	6,039	3,921	12,246

Selling, general and administrative expenses	1,472	1,725	2,945	3,641
Impairment of assets	500	—	500	—

EARNINGS (LOSS) FROM OPERATIONS	(45)	4,314	476	8,605

OTHER INCOME (EXPENSE):
Interest and other income	30	67	69	141
Interest expense	(2,392)	(2,464)	(4,821)	(4,929)

Total other expense, net	(2,362)	(2,397)	(4,752)	(4,788)

EARNINGS (LOSS) BEFORE TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(2,407)	1,917	(4,276)	3,817
Taxes (benefit) on earnings (loss)	(649)	767	(1,397)	1,527

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(1,758)	1,150	(2,879)	2,290

Cumulative Effect of Accounting Change	(3,561)	—	(3,561)	—

NET EARNINGS (LOSS)	$(5,319)	$1,150	$(6,440)	$2,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	September 28, 2002	September 29, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(6,440)	$2,290
Reconciliation of net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation	1,313	1,214
Amortization	219	313
Impairment of assets	500	—
Cumulative effect of accounting change	3,561	—
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable, net	1,626	(344)
Decrease in inventories	659	790
(Increase) in other assets and income taxes receivable	(226)	(155)
(Decrease) in accounts payable	(361)	(1,475)
(Decrease) in accrued and other liabilities	(1,046)	(610)

Net cash (used in) provided by operating activities	(195)	2,023

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(151)	(928)

Net cash used in investing activities	(151)	(928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(2,168)	(1,025)
Proceeds from issuance of long-term debt	1,091	—

Net cash used in financing activities	(1,077)	(1,025)

Net (decrease) increase in cash and cash equivalents	(1,423)	70

Cash and cash equivalents at beginning of period	10,990	8,896

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,567	$8,966

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
Capital lease obligations	$—	$508

The accompanying notes are an integral part of these condensed consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 28, 2002

1.             INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements of HCC Industries Inc. and Subsidiaries (the “Company”), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  It is suggested that the accompanying interim financial statements be read in conjunction with the Company’s audited financial statements and footnotes as of and for the year ended March 30, 2002.  Operating results for the three and six month period ended September 28, 2002 are not necessarily indicative of the operating results for the full fiscal year.

The Company grants uncollateralized credit to its customers who are located in various geographical areas.  Estimated credit losses and returns have been provided for in the financial statements and, to date, have been within management’s expectations.

The effective tax benefit recorded for Fiscal 2003 approximates the Federal statutory tax rate because the state tax regulations do not allow a carryback of tax losses.  Such losses can only be carried forward and are subject to limitations on their utilization.  As a result, a valuation allowance has been established for these state losses.

2.             INVENTORIES:

Inventories consist of the following (in thousands):

	September 28, 2002	March 30, 2002
Raw materials and component parts	$4,226	$4,503
Work in process	1,131	1,513

	$5,357	$6,016

3.             PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following (in thousands):

	September 28, 2002	March 30, 2002

Land	$4,017	$4,017
Buildings and improvements	9,448	9,938
Furniture, fixtures and equipment	26,394	26,254

	39,859	40,209
Less accumulated depreciation	(16,626)	(15,314)
	$23,233	$24,895

The Company has recognized a $0.5 million write-down in the fair value of one of its properties for the 2003 Quarter.  The vacant property located in Avon, Massachusetts was formerly the site of the Company’s Hermitite subsidiary.  Based on recent market activity and management’s best estimate, the fair value of the property is less than the current book value and required a corresponding write-down to properly reflect the fair market value.

4.             LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

	September 28, 2002	March 30, 2002
10 ¾% Senior Subordinated Notes - interest payable semi-annually; due May 15, 2007	$79,785	$79,785

Term loans on land, building and improvements - 8% interest payable monthly; due May 2008	2,762	2,762

Capital Lease Obligations (interest rates ranging between 6.36% and 8.70%)	5,112	6,189

	87,659	88,736
Less current portion	1,915	2,109

	$85,744	$86,627

The Company had a Revolving Credit Facility up to $8.0 million, which was collateralized by accounts receivable, inventory and equipment.  The Revolving Credit Facility included covenants requiring maintenance of certain financial ratios.  At June 29, 2002, the Company was not in compliance with the required ratios.  In September 2002, the Company’s bank declined to waive the violations of the covenants on the Company’s Revolving Credit Facility and terminated the agreement.  The Company had no borrowings outstanding on the Revolving Credit Facility at the date of termination.

The fair value of the 10 ¾% Senior Subordinated Notes may vary from time to time based on the Company's operating performance and other market related factors external to the Company.  Presently, the Company believes the fair value of the Notes to be significantly less than the carrying value.

5.             CAPITAL STOCK:

The Company is authorized to issue an aggregate of 550,000 shares of common stock.  These shares may be issued in four different classes (A, B, C or D shares) which differ only in voting rights per share.  At September 28, 2002, the 137,945 outstanding shares of common stock were designated as follows:

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

As of September 28, 2002, the accrual for estimated environmental costs was $7,739,000.  Actual expenditures for environmental remediation were $435,000 for the six months ended September 28, 2002, and $528,000 for the fiscal year ended March 30, 2002.  The Company believes its accrual is adequate, but as the scope of its obligations becomes more clearly defined, this accrual may be modified and related charges against earnings may be made.

Claims for recovery of costs already incurred and future costs have been asserted against various insurance companies.  The Company has neither recorded any asset nor reduced any liability in anticipation of recovery with respect to such claims made.

Other

On August 2, 2002, the Company filed a lawsuit in California Superior Court (Case GC030102, Hermetic Seal Corporation, HCC Industries Inc. vs. Special Devices, Inc.) against Special Devices, Inc. (“SDI”) and certain other fictitious defendants alleging various claims of breaches of contract.  The allegations primarily relate to SDI’s failure to tender payment to the Company for shipments of parts the Company manufactured and delivered pursuant to various purchase orders and/or agreements and SDI’s breach of exclusivity requirements.  The ultimate resolution of these claims is not expected to have a material impact on the results of operations or financial position of the Company.

In addition to the above, the Company is involved in other claims and litigation arising in the normal course of business.  Based on the advice of counsel and in the opinion of management, the ultimate resolution of these matters will not have a significant effect on the financial position or the results of operations of the Company.

7.             RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Accounting for Business Combinations” and No. 142 (“SFAS 142”), “Goodwill and Other Intangibles”, effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but is subject to annual impairment tests in accordance with the Statements.

In adopting SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company ceased amortizing goodwill in the first quarter of Fiscal 2003 and has assessed initial impairment under transitional rules as of March 31, 2002.  Goodwill amortization for Fiscal 2002 was $189,000 or $47,000 per quarter.  During the quarter ended September 28, 2002, the Company completed its assessment of the estimated fair value of its two reporting units under the transitional rules of SFAS 142 using a valuation method based on multiples of earnings.  As a result, the Company determined that the goodwill of the Company’s reporting units was fully impaired and has recorded an impairment charge of $3,561,000.  No income tax benefit has been recognized for this charge, as the goodwill is not deductible for income tax purposes.  Had this charge been recognized in the first quarter of Fiscal 2003, the net loss would have increased from $1,121,000 as reported to $4,682,000.

PART I - FINANCIAL INFORMATION

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (In millions)

	For the Three Months Ended				For the Six Months Ended
	Sept. 28, 2002	Percent	Sept. 29, 2001	Percent	Sept. 28, 2002	Percent	Sept. 29, 2001	Percent
Net sales	$10.0	100.0%	$18.4	100.0%	$20.6	100.0%	$37.1	100.0%
Gross profit	1.9	19.3%	6.0	32.9%	3.9	19.0%	12.2	33.0%
Selling, general and administrative expenses	1.5	14.7%	1.7	9.4%	2.9	14.3%	3.6	9.8%
Write-down on impairment of assets	0.5	5.0%	0.0	0.0%	0.5	2.4%	0.0	0.0%
Earnings (loss) from operations	(0.0)	(0.4)%	4.3	23.5%	0.5	2.3%	8.6	23.2%
Other income/expense	(2.4)	(23.6)%	(2.4)	(13.1)%	(4.8)	(23.1)%	(4.8)	(12.9)%
Cumulative effect of accounting change	(3.6)	(35.6)%	—	0.0%	(3.6)	(17.3)%	—	0.0%
Net earnings (loss)	$(5.3)	(53.2)%	$1.2	6.3%	$(6.4)	(31.3)%	$2.3	6.2%

Comparison of the Three Months Ended September 28, 2002 (“2003 Quarter”) to the Three Months Ended September 29, 2001 (“2002 Quarter”)

Net Sales

The Company’s net sales decreased by approximately $8.4 million or 46% to $10.0 million for the 2003 Quarter compared to sales of $18.4 million for the 2002 Quarter.

Sales to existing aerospace, industrial process control and petrochemical customers decreased by approximately 24% in the 2003 Quarter compared to the 2002 Quarter.  Based on current order volume, the Company expects weakness in the aerospace, industrial process control and petrochemical markets to continue over the next several quarters.

On the automotive side, revenue from airbag and seat belt initiator products decreased due to the termination of the supply agreement with SDI, formerly the Company’s largest customer.  The Company stopped selling product to SDI in March 2002.  Overall, revenue from all automotive shipments decreased approximately 72% in the 2003 Quarter compared to the 2002 Quarter.  The Company expects the significant decrease in revenue from SDI will be partially offset by increases in unit shipments of new and existing programs to other automotive customers over the next several quarters.  On the whole, the Company expects significantly lower revenues from automotive products during fiscal 2003.

The Company has continued to develop a significant market presence in the telecommunications markets through component products designed for optical networking infrastructure.  Shipments of these products decreased dramatically as the telecom market collapsed.  Sales of these products decreased by approximately 83% in the 2003 Quarter compared to the 2002 Quarter.  Based on current order volume and industry reports, the Company expects continued weakness in the telecommunications markets over the next several quarters at a minimum.

Gross Profit

Gross profit decreased by approximately 68% or $4.1 million, to $1.9 million for the 2003 Quarter compared to $6.0 million for the 2002 Quarter.  Gross margin decreased to 19.3% for the 2003 Quarter from 32.9% for the 2002 Quarter.

The decrease in gross profit is attributable to the decreased sales volume.  The decrease in gross margin was primarily attributable to the significant decrease in revenue and the corresponding impact of fixed overhead costs leveraged on lower revenue.  The ongoing weakness in sales will continue to impact gross profitability and gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative (“S,G&A”) expenses decreased by approximately 12% or  $0.2 million to $1.5 million for the 2003 Quarter compared to $1.7 million for the 2002 Quarter.  S,G&A expenses as a percent to sales increased to 14.7% in the 2003 Quarter from 9.4% for the 2002 Quarter.

Selling expenses were flat in the 2003 Quarter compared to the 2002 Quarter.  G&A expenses overall were approximately 23% lower in the 2003 Quarter as compared to the 2002 Quarter due to decreased compensation costs.  The increased percentage of S,G&A expenses to sales reflects the fixed portion of these expenses leveraged over significantly lower revenue.

Impairment of Assets

The Company has recognized a $0.5 million write-down in the fair value of one of its properties for the 2003 Quarter.  The vacant property located in Avon, Massachusetts was formerly the site of the Company’s Hermitite subsidiary.  Based on recent market activity and management’s best estimate, the fair value of the property is less than the current book value and required a corresponding write-down to properly reflect the fair market value.

Earnings (Loss) from Operations

Operating earnings decreased by $4.3 million or 100% to an operating loss from operations of $0.045 million for the 2003 Quarter compared to operating earnings of $4.3 million for the 2002 Quarter.  Operating margins decreased to (0.4%) in the 2003 Quarter from 23.5% for the 2002 Quarter.

The decrease in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the decrease in gross profit and gross margin.  In addition the write-down of the value of the vacant property contributed to the decreased operating earnings and margin.

Other Expense, net

Other expense, net (which is predominantly net interest expense) was flat at $2.4 million for the 2003 and 2002 Quarters.  The Company has $87.7 million of indebtedness as of September 28, 2002 compared to $90.4 million at September 29, 2001.

Cumulative Effect of Accounting Change

In adopting SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company ceased amortizing goodwill in the first quarter of Fiscal 2003 and has assessed initial impairment under transitional rules as of March 31, 2002.  Goodwill amortization for Fiscal 2002 was $189,000 or $47,000 per quarter.  During the quarter ended September 28, 2002, the Company completed its assessment of the estimated fair value of its two reporting units under the transitional rules of SFAS 142 using a valuation method based on multiples of earnings.  As a result, the Company determined that the goodwill of the Company’s reporting units was fully impaired and has recorded an impairment charge of $3,561,000.  No income tax benefit has been recognized for this charge, as the goodwill is not deductible for income tax purposes.  Had this charge been recognized in the first quarter of Fiscal 2003, the net loss would have increased from $1,121,000 as reported to $4,682,000.

Net Earnings (Loss)

Net earnings (loss) decreased by approximately $6.5 million to a net loss of $5.3 million for the 2003 Quarter from net earnings of $1.2 million in the 2002 Quarter.

The substantial decrease in net earnings was due to the substantial decline in earnings from operations and the $3.6 million cumulative effect of accounting change for impairment of intangible assets.

Comparison of the Six Months Ended September 28, 2002 (“2003 Period”) to the Six Months Ended September 29, 2001 (“2002 Period”)

Net Sales

The Company’s net sales decreased by approximately $16.6 million or 45% to $20.6 million for the 2003 Period compared to sales of $37.1 million for the 2002 Period.

Sales to existing aerospace, industrial process control and petrochemical customers decreased by approximately 24% in the 2003 Period compared to the 2002 Period.  Based on current order volume, the Company expects weakness in the aerospace, industrial process control and petrochemical markets over the next several quarters.

On the automotive side, revenue from airbag and seat belt initiator products decreased due to the termination of the supply agreement with SDI, formerly the Company’s largest customer.  The Company stopped selling product to SDI in March 2002.  Overall, revenue from all automotive shipments decreased approximately 75% in the 2003 Period compared to the 2002 Period.  The Company expects the significant decrease in revenue from SDI will be partially offset by increases in unit shipments of new and existing programs to other automotive customers over the next several quarters.  On the whole, the Company expects significantly lower revenues from automotive products during fiscal 2003.

The Company has continued to develop a significant market presence in the telecommunications markets through component products designed for optical networking infrastructure.  Shipments of these products decreased dramatically as the telecom market collapsed.  Sales of these products decreased by approximately 75% in the 2003 Period compared to the 2002 Period.  Based on current order volume and industry reports, the Company expects continued weakness in the telecommunications markets over the next several quarters at a minimum.

Gross Profit

Gross profit decreased by $8.3 million or 68% to $3.9 million for the 2003 Period compared to $12.2 million for the 2002 Period.  Gross margin decreased to 19.0% for the 2003 Period from 33.0% for the 2002 Period.

The decrease in gross profit is attributable to the decrease in sales volume in the 2003 Period.  The decrease in gross margin was primarily attributable to the significant decrease in revenue and the corresponding impact of fixed overhead costs leveraged on lower revenue.  The ongoing weakness in sales will continue to impact gross profitability and gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative (“S,G&A”) expenses decreased by $0.7 million to $2.9 million for the 2003 Period compared to $3.6 million for the 2002 Period.  S,G&A expenses as a percent to sales increased to 14.3% in the 2003 Period from 9.8% for the 2002 Period.

Selling expenses were flat in the 2003 Period compared to the 2002 Period.  G&A expenses overall were approximately 29% lower in the 2003 Period as compared to the 2002 Period due to decreased compensation costs.  The increased percentage of S,G&A expenses to sales reflects the fixed portion of these expenses leveraged over significantly lower revenue.

Impairment of Assets

The Company has recognized a $0.5 million write-down in the fair value of one of its properties for the 2003 Quarter.  The vacant property located in Avon, Massachusetts was formerly the site of the Company’s Hermitite subsidiary.  Based on recent market activity and management’s best estimate, the fair value of the property is less than the current book value and required a corresponding write-down to properly reflect the fair market value.

Earnings (Loss) from Operations

Operating earnings decreased by $8.1 million or 94.2% to $0.5 million for the 2003 Period compared to $8.6 million for the 2002 Period.  Operating margins decreased to 2.3% in the 2003 Period from 23.2% for the 2002 Period.

The decrease in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the decrease in gross profit and gross margin.  In addition the write-down of the value of the vacant property contributed to the decreased operating earnings and margin.

Other Expense, net

Other expense, net (which is predominantly net interest expense) was flat at $4.8 million in the 2003 and 2002 Periods.  The Company has $87.7 million of indebtedness as of September 28, 2002 compared to $90.4 million at September 29, 2001.

Cumulative Effect of Accounting Change

In adopting SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company ceased amortizing goodwill in the first quarter of Fiscal 2003 and has assessed initial impairment under transitional rules as of March 31, 2002.  Goodwill amortization for Fiscal 2002 was $189,000 or $47,000 per quarter.  During the quarter ended September 28, 2002, the Company completed its assessment of the estimated fair value of its two reporting units under the transitional rules of SFAS 142 using a valuation method based on multiples of earnings.  As a result, the Company determined that the goodwill of the Company’s reporting units was fully impaired and has recorded an impairment charge of $3,561,000.  No income tax benefit has been recognized for this charge, as the goodwill is not deductible for income tax purposes.  Had this charge been recognized in the first quarter of Fiscal 2003, the net loss would have increased from $1,121,000 as reported to $4,682,000.

Net Earnings (Loss)

Net earnings decreased by approximately $8.7 million to a net loss of $6.4 million for the 2003 Period from net earnings of $2.3 million in the 2002 Period.

The substantial decrease in net earnings was due to the substantial decline in earnings from operations and the $3.6 million cumulative effect of accounting change for impairment of intangible assets.

Liquidity and Capital Resources

Net cash used by operating activities was $0.2 million for the 2003 Period compared to cash provided by operations of $2.0 million 2002 Period.  The decrease of $2.2 million of cash provided by operations was primarily attributable to the significant decrease in net earnings.

Net cash used in investing activities was $0.2 million for the 2003 Period compared to $0.9 million for the 2002 Period.  The decrease in cash used in investing activities is due to reduced expenditures for capital equipment.

Net cash used in financing activities was $1.1 million for the 2003 Period compared to $1.0 million for the 2002 Period.  Net principal payments on long-term debt was unchanged for the two Periods.

As of September 28, 2002, the Company’s outstanding long-term debt is $87.7 million.  The Company had a Revolving Credit Facility up to $8.0 million, which was collateralized by accounts receivable, inventory and equipment.  The Revolving Credit Facility included covenants requiring maintenance of certain financial ratios.  At June 29, 2002, the Company was not in compliance with the required ratios.  In September 2002, the Company’s bank declined to waive the violations of the covenants on the Company’s Revolving Credit Facility and terminated the agreement.  The Company had no borrowings outstanding on the Revolving Credit Facility at the date of termination.

The Company believes that cash on hand of $ 9.6 million and cash generated from operations will provide adequate funds for ongoing operations, planned capital expenditures and debt service for the near-term.  Over the next 12 months, the primary cash obligations of the Company are interest payments ($ 9.2 million), principal payments on existing debt ($1.9 million), and capital expenditures ($ 0.5 - $ 0.75 million).   The Company is currently negotiating with other potential lenders to secure a line of credit to augment its liquidity.  There is no assurance that such negotiations will be successful.

For the longer term, the operating results of the Company must improve to satisfy its liquidity needs.  The annual interest payments and principal payment obligations decrease only modestly over the next several years.  The Company is making substantial efforts to increase its sales levels and thereby improve the operating results.  There is no assurance that these efforts will be successful.  In addition, an increase in sales for the Company will require additional investment in working capital to support such increased operations.

Capital expenditures for fiscal 2003 are expected to focus on improvements or refurbishment of existing equipment.  Expected capital expenditures for fiscal 2003 will be approximately $0.5 to $0.75 million and will be financed through working capital.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets”.  SFAS No. 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively.  It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.  The Company implemented SFAS No. 141 and 142 effective March 31, 2002, which impact is disclosed above.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”   SFAS No. 144 establishes one accounting model, based on framework established in SFAS No. 121, for the recognition, measurement and reporting of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale.  Adoption of SFAS No. 144 is required for the Company’s fiscal year beginning April 1, 2002 although early application is permitted.  The Company adopted SFAS No. 144 in Fiscal 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

All of the Company’s indebtedness is at fixed interest rates and as such there is no exposure to market risk from changes in interest rates.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II - OTHER INFORMATION

Items 1 through 5 are omitted, as they are not applicable.

Item 6.            Exhibits and Reports on Form 8-K

(a)          Exhibits:

12.1 - Computation of ratio of earnings to fixed charges

99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K -

On September 18, 2002, a Form 8-K was filed to disclose the termination of the Revolving Credit Facility.

SIGNATURES

HCC INDUSTRIES INC.

DATED: November 11, 2002	s/s Richard L. Ferraid
President and Chief Executive Officer

DATED: November 11, 2002	s/s Christopher H. Bateman
Vice President and Chief Financial Officer

CERTIFICATION

I, Richard L. Ferraid, President and Chief Executive Officer of HCC Industries Inc. certify that:

1.             I have reviewed this quarterly report on Form 10-Q of HCC Industries Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/	Richard L. Ferraid
	Name:	Richard L. Ferraid
	Title:	Chief Executive Officer

CERTIFICATION

I, Christopher H. Bateman, Chief Financial Officer of HCC Industries Inc. certify that:

1.             I have reviewed this quarterly report on Form 10-Q of HCC Industries Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/	Christopher H. Bateman
	Name:	Christopher H. Bateman
	Title:	Chief Financial Officer