Form 10-Q
period 2002-12-28
HCC INDUSTRIES INC /DE/
filed 2003-02-11
CIK 316884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 28, 2002

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Registrant’s Common Stock, outstanding at February 10, 2003 was 137,945 shares.

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HCC INDUSTRIES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	December 28, 2002	March 30, 2002
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,759	$10,990
Trade accounts receivable, less allowance for doubtful accounts of $90 (2003) and $70 (2002)	6,577	8,356
Inventories	5,104	6,016
Income taxes receivable	1,644	506
Prepaid and other current assets	1,201	1,130

Total current assets	20,285	26,998

Property, Plant and Equipment, net	22,692	24,895

Other Assets:
Intangible assets	850	4,486
Deferred financing costs	1,479	1,732
Deferred income taxes	1,623	1,623
Restricted cash	5,375	5,901

Total Assets	$52,304	$65,635

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt	$1,780	$2,109
Accounts payable	917	1,475
Accrued liabilities	4,739	7,721

Total current liabilities	7,436	11,305

Long Term Liabilities:
Long-term debt, net of current portion	85,342	86,627
Environmental and other liabilities	8,640	9,114
	101,418	107,046

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock; $.10 par value; authorized 550,000 shares, issued and outstanding 137,945 shares	14	14
Additional paid-in capital	360	360
Accumulated deficit	(49,488)	(41,785)

Total Stockholders’ Deficit	(49,114)	(41,411)

Total Liabilities and Stockholders’ Deficit	$52,304	$65,635

The accompanying notes are an integral part of these consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	Dec. 28, 2002	Dec. 29, 2001	Dec. 28, 2002	Dec. 29, 2001

NET SALES	$9,678	$14,394	$30,272	$51,542

Cost of goods sold	7,800	9,839	24,473	34,741

GROSS PROFIT	1,878	4,555	5,799	16,801

Selling, general and administrative expenses	1,525	1,246	4,470	4,887
Impairment of assets	—		500	—

EARNINGS FROM OPERATIONS	353	3,309	829	11,914

OTHER INCOME (EXPENSE):
Interest and other income	35	55	104	196
Interest expense	(2,387)	(2,459)	(7,208)	(7,388)

Total other expense, net	(2,352)	(2,404)	(7,104)	(7,192)

EARNINGS (LOSS) BEFORE TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(1,999)	905	(6,275)	4,722
Taxes (benefit) on earnings (loss)	(736)	362	(2,133)	1,889

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(1,263)	543	(4,142)	2,833

Cumulative effect of accounting change	—	—	(3,561)	—

NET EARNINGS (LOSS)	$(1,263)	$543	$(7,703)	$2,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	December 28, 2002	December 29, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(7,703)	$2,833
Reconciliation of net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation	1,931	1,883
Amortization	328	471
Impairment of assets	500	—
Cumulative effect of accounting change	3,561	—
Changes in operating assets and liabilities:
Decrease in trade accounts receivable, net	1,779	1,436
Decrease in inventories	912	849
(Increase) in other assets and income taxes receivable	(684)	(139)
(Decrease) in accounts payable	(558)	(1,535)
(Decrease) in accrued and other liabilities	(3,456)	(3,950)

Net cash (used in) provided by operating activities	(3,390)	1,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(227)	(1,008)

Net cash used in investing activities	(227)	(1,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(2,705)	(1,556)
Proceeds from issuance of long-term debt	1,091	—

Net cash used in financing activities	(1,614)	(1,556)

Net decrease in cash and cash equivalents	(5,231)	(716)

Cash and cash equivalents at beginning of period	10,990	8,896

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,759	$8,180

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
Capital lease obligations	$—	$508

The accompanying notes are an integral part of these condensed consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 28, 2002

1.                                       INTERIM FINANCIAL STATEMENTS AND ACCOUNTING POLICIES:

The accompanying unaudited condensed consolidated financial statements of HCC Industries Inc. and Subsidiaries (the “Company”), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  It is suggested that the accompanying interim financial statements be read in conjunction with the Company’s audited financial statements and footnotes as of and for the year ended March 30, 2002.  Operating results for the three and nine month period ended December 28, 2002 are not necessarily indicative of the operating results for the full fiscal year.

The Company believes that cash on hand of $5.7 million and cash generated from operations, prior to interest payments on long-term debt, will provide adequate funds for ongoing operations, planned capital expenditures and debt service for the near-term.  Over the next 12 months, the primary cash obligations of the Company are interest payments ($ 9.2 million), principal payments on existing debt ($1.9 million), and capital expenditures ($ 0.5 - $ 0.75 million).

Total cash used in the first nine months of fiscal 2003 was $5.2 million for operations, investing and financing activities.  The Company is currently negotiating with other potential lenders to secure a line of credit to augment its liquidity.  There is no assurance that such negotiations will be successful.

For the longer term, the operating results of the Company must improve to satisfy its liquidity needs.  The annual interest payments and principal payment obligations decrease only modestly over the next several years until the Notes become due in 2007.  The Company is making substantial efforts to increase its sales levels and thereby improve the operating results.  There is no assurance that these efforts will be successful.  In addition, an increase in sales for the Company will require additional investment in working capital to support such increased operations.

The Company generally manufactures products under both individual firm purchase orders and fixed price, long-term production contracts.  The contracts vary in length, but generally are completed within 12 to 24 months.  Sales under individual purchase orders and long-term production contracts are recognized at the time units are shipped and title and risk of loss transfers (FOB shipping point).  Our products are warranted to meet the specifications of manufacture and customer “right of return” is only for failure to meet the specifications.

The Company grants uncollateralized credit to its customers who are located in various geographical areas.  Estimated credit losses and returns have been provided for in the financial statements and, to date, have been within management’s expectations.  No customer account exceeds 10% of the accounts receivable balance at December 28, 2002.

The effective tax benefit recorded for fiscal 2003 approximates the Federal statutory tax rate because the state tax regulations do not allow a carryback of tax losses.  Such losses can only be carried forward and are subject to limitations on their utilization.  As a result, a valuation allowance has been established for these state losses.

These financial statements reflect certain reclassifications to the prior period balances to conform to the current period presentation.

HCC INDUSTRIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 28, 2002

2.                                       INVENTORIES:

Inventories consist of the following (in thousands):

	December 28, 2002	March 30, 2002

Raw materials and component parts	$4,132	$4,503
Work in process	972	1,513

	$5,104	$6,016

3.                                       RESTRICTED CASH:

The restricted cash balance represents escrowed funds held back in the 1997 Recapitalization transaction to cover potential contingent liabilities of the Selling Shareholders.  In conjunction with the recapitalization transaction, the Selling Shareholders agreed to indemnify the Company for the after-tax costs of contingent liabilities up to a total of $30 million.  As part of the transaction, $6 million was withheld by the Company from the purchase price to the Selling Shareholders and placed in a restricted cash account intended primarily to fund the after-tax costs of the environmental liability and other contingencies.  Upon agreement of the parties, but in no event before February 2004, any funds remaining in the account will be paid to the Selling Shareholders.  At this date, the only remaining contingencies are environmental contingencies and residual litigation costs from the Neubauer litigation (as described in our Form 10-K for the year ended March 28, 2002).

4.                                       PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following (in thousands):

	December 28, 2002	March 30, 2002

Land	$4,017	$4,017
Buildings and improvements	9,448	9,938
Furniture, fixtures and equipment	26,471	26,254

	39,936	40,209
Less accumulated depreciation	(17,244)	(15,314)
	$22,692	$24,895

Included in the above table is equipment acquired under capitalized leases.  At December 28, 2002, the cost of the leased equipment was $9,179,000 and the accumulated amortization was $2,888,000.  At March 30, 2002, the cost of the leased equipment was $10,431,000 and the accumulated amortization was $2,237,000.

The Company has recognized a $0.5 million write-down in the fair value of one of its properties for the quarter ended September 28, 2002.  The vacant property located in Avon, Massachusetts had been held in anticipation of potential future use as a manufacturing facility.  In September 2002, the Board authorized management to pursue selling the property.  Based on recent market activity and management’s best estimate, the fair value of the property was less than the current book value and required a corresponding write-down to properly reflect its estimated fair market value.

5.                                       ACCRUED LIABILITIES:

Accrued liabilities consist of the following (in thousands):

	December 28, 2002	March 30, 2002

Accrued compensation	$2,002	$2,689
Accrued interest	1,107	3,251
Accrued other	1,630	1,781

	$4,739	$7,721

6.                                       LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

	December 28,	March 30,
	2002	2002

10 ¾% Senior Subordinated Notes - interest payable semi-annually; due May 15, 2007	$79,785	$79,785

Term loans on land, building and improvements - 8% interest payable monthly; due May 2008	2,762	2,762

Capital lease obligations (interest rates ranging between 6.36% and 8.70%)	4,575	6,189

	87,122	88,736
Less current portion	1,780	2,109

	$85,342	$86,627

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

Future minimum lease payments under capital lease obligations at December 28, 2002 are (in thousands):

Fiscal Year	Amount

2003	$601
2004	2,039
2005	1,656
2006	732
2007	51
5,079
Less interest	(504)

$4,575

The fair value of the 10 ¾% Senior Subordinated Notes (“Notes”) may vary from time to time based on Company specific factors and other market related factors external to the Company.  Presently, the Company is unaware of any recent trading activity or trade prices, however, the Company believes the fair value of the Notes may be significantly less than the carrying value.  This belief is based upon the current market conditions in the high-yield bond market, the recent losses incurred by the Company and the Company’s knowledge of the past limited trading activity in the Notes including the Company’s repurchase of Notes in fiscal 2001.  Further, continued poor operating performance by the Company may negatively impact the credit quality of the Notes, which may have a negative impact on the fair value of the Notes.  Although the Company believes that the fair value of the Notes may be significantly less than the carrying value, settlement of the Notes at less than the carrying amount may not be possible or may not be a prudent management decision.

7.                                       CAPITAL STOCK:

The Company is authorized to issue an aggregate of 550,000 shares of common stock.  These shares may be issued in four different classes (A, B, C or D shares) which differ only in voting rights per share.  At December 28, 2002 and March 30, 2002, the 137,945 outstanding shares of common stock were designated as follows:

Class	Shares Outstanding	Amount	Voting Rights Per Share
A	105,643	$11,000	1
B	27,506	3,000	1
C	4,316	—	None
D	480	—	10
	137,945	$14,000

The remaining 412,055 shares of authorized but unissued common stock are undesignated as to class.

At December 28, 2002 and March 30, 2002 the Company had options outstanding to purchase 17,230 shares of its common stock at prices from $370.49 to $1,111.47 per share.  Of the options outstanding, options to purchase 3,367 shares were fully vested at December 28, 2002.

8.                                       ENVIRONMENTAL AND OTHER LIABILITIES:

Environmental and other liabilities consist of the following (in thousands):

	December 28, 2002	March 30, 2002

Due to Selling Shareholders	$1,005	$940
Environmental Liability	7,635	8,174

	$8,640	$9,114

The due to Selling Shareholders represents interest earned to the benefit of the Selling Shareholders on the restricted cash account in accordance with the terms of the Recapitalization transaction in February 1997.  Payment of this liability is subject to the same limitations as the Restricted Cash.

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

In fiscal 1997, the Company determined a cost estimate and accrued $10,000,000 for existing estimated environmental remediation and other related costs.  The time frame over which the Company expects to incur such costs varies with each site, ranging up to 30 years. The most significant judgments and assumptions underlying the measurement of the environmental liability for the Avon site relate to the projected costs of the remediation, the effectiveness of the remediation technology on the site geology and the estimated time required for the remediation.  The most significant judgments and assumptions underlying the measurement of the environmental liability for the El Monte Operable Unit are the determination of the extent (vertical and horizontal migration of contaminants) of the contamination within the EMOU, the projected costs to complete the required remediation, the expected timeframe required to complete the remediation, the required standard of clean up to be required by the regulatory agencies and the ultimate number and financial viability of the Potentially Responsible Parties.

Currently at the Avon site, a remediation system has been installed and has been operational for several years.  Progress in the remediation is monitored regularly to assess the effectiveness of the system and to provide a basis for periodic reporting to the Massachusetts Department of Environmental Protection.

The EPA has selected a remediation plan for the EMOU and has required the PRP’s to submit a plan.  The Company is currently negotiating with the EPA and other PRP’s to attempt to develop an operating plan and financial allocation to share the cost of the required remediation.  There is no assurance that such negotiations will be successful at reaching an agreement.

As of December 28, 2002, the accrual for estimated environmental costs was $7,635,000.  Actual expenditures for environmental remediation were $539,000 for the nine months ended December 28, 2002, and $528,000 for the fiscal year ended March 30, 2002.  The Company believes its accrual is adequate, but as the scope of its obligations becomes more clearly defined, this accrual may be modified and related charges against earnings may be made.

Claims for recovery of costs already incurred and future costs have been asserted against various insurance companies.  The Company has neither recorded any asset nor reduced any liability in anticipation of recovery with respect to such claims made.

9                                          COMMITMENTS AND CONTINGENCIES

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

In adopting SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company ceased amortizing goodwill in the first quarter of fiscal 2003 and has assessed initial impairment under transitional rules as of March 31, 2002.  Goodwill amortization for fiscal 2002 was $189,000 or $47,000 per quarter.  During the quarter ended September 28, 2002, the Company completed its assessment of the estimated fair value of its two reporting units under the transitional rules of SFAS 142 using a valuation method based on a multiple of earnings before interest, taxes, depreciation and amortization.  For purposes of its assessment under FAS 142, the Company concluded it had two reporting units, Hermetic (consisting of Hermetic Seal Corporation and its related entities/operations) and Glasseal (consisting of Glasseal Products, Inc. and its subsidiary Sealtron, Inc.).  For purposes of calculating EBITDA of each of the reporting units, the Company used forward 12 months forecasted operating results for fiscal 2003 due to 1) the loss in March 2002 of SDI, formerly its largest customer and 2) the significant decrease in sales to the telecommunications market.  An allocation of the cost of shared resources and corporate expenses directly related to the reporting units was also reflected in EBITDA.  The multiple applied against EBITDA was 5.7.  As a result, the Company determined that the goodwill of the Company’s reporting units was fully impaired and has recorded an impairment charge of $3,561,000.  No income tax benefit has been recognized for this charge, as the goodwill is not deductible for income tax purposes.  Had this charge been recognized in the first quarter of fiscal 2003, the net loss would have increased from $1,121,000 as reported to $4,682,000.

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers.  Also, this statement amends SFAS No. 13, Accounting for Leases and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changes conditions.  The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002.  The provision relating to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002.  All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002.  The Company does not believe it will have a material impact on its financial position or results of its operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement addresses financial reporting for costs associated with exits or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002.  The Company does not believe it will have a material impact on its financial position or results of its operations.

PART I - FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (In millions)

	For the Three Months Ended				For the Nine Months Ended
	Dec. 28, 2002	Percent	Dec. 29, 2001	Percent	Dec. 28, 2002	Percent	Dec. 29, 2001	Percent

Net sales	$9.7	100.0%	$14.4	100.0%	$30.3	100.0%	$51.5	100.0%
Gross profit	1.9	19.6%	4.6	31.6%	5.8	19.1%	16.8	32.6%
Selling, general and administrative expenses	1.5	15.5%	1.2	8.7%	4.5	14.8%	4.9	9.5%
Write-down on impairment of assets	—	—	—	—	0.5	1.6%	—	—
Earnings from operations	0.3	3.1%	3.3	23.0%	0.8	2.6%	11.9	23.1%
Other income/expense	(2.4)	(24.7)%	(2.4)	(16.7)%	(7.1)	(23.4)%	(7.2)	(14.0)%
Cumulative effect of accounting change	—	—	—	—	(3.6)	(11.9)%	—	—
Net earnings (loss)	$(1.3)	(13.4)%	$0.5	3.8%	$(7.7)	(25.4)%	$2.8	5.5%

Comparison of the Three Months Ended December 28, 2002 (“2003 Quarter”) to the Three Months Ended December 29, 2001 (“2002 Quarter”)

Net Sales

The Company’s net sales decreased by approximately $4.7 million or 33% to $9.7 million for the 2003 Quarter compared to sales of $14.4 million for the 2002 Quarter.

Sales to existing aerospace, industrial process control and petrochemical customers decreased by approximately 13% in the 2003 Quarter compared to the 2002 Quarter.  Based on current order volume, the Company expects weakness in the aerospace, industrial process control and petrochemical markets to continue over the next several quarters.

On the automotive side, revenue from airbag and seat belt initiator products decreased due to the termination of the supply agreement with SDI, formerly the Company’s largest customer.  The Company stopped selling product to SDI in March 2002.  Overall, revenue from all automotive shipments decreased approximately 77% in the 2003 Quarter compared to the 2002 Quarter.  The Company expects the significant decrease in revenue from SDI will be partially offset by increases in unit shipments of new and existing programs to other automotive customers over the next several quarters.  On the whole, the Company expects significantly lower revenues from automotive products during fiscal 2003 and 2004.

In fiscal 2001 and 2002, the Company developed a significant market presence in the telecommunications markets through component products designed for optical networking infrastructure.  Shipments of these products decreased dramatically, however, as the telecom market collapsed.  Sales of these products decreased by approximately 55% in the 2003 Quarter compared to the 2002 Quarter.  Based on current order volume and industry reports, the Company expects continued weakness in the telecommunications markets over the next several quarters at a minimum.

Gross Profit

Gross profit decreased by approximately 59% or $2.7 million, to $1.9 million for the 2003 Quarter compared to $4.6 million for the 2002 Quarter.  Gross margin decreased to 19.6% for the 2003 Quarter from 31.6% for the 2002 Quarter.

The decrease in gross profit is attributable to the decreased sales volume.  The decrease in gross margin was primarily attributable to the significant decrease in revenue and the corresponding impact of fixed overhead costs leveraged on lower revenue.  The most significant fixed overhead costs are depreciation, utilities  and property taxes.  These costs are allocated to inventory and ultimately cost of sales, based on the proportion of total fixed costs to total direct labor costs. The ongoing weakness in sales will continue to adversely impact gross profitability and gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative (“S,G&A”) expenses increased by approximately 25% or $0.3 million to $1.5 million for the 2003 Quarter compared to $1.2 million for the 2002 Quarter.  S,G&A expenses as a percent to sales increased to 15.5% in the 2003 Quarter from 8.7% for the 2002 Quarter.

Selling expenses were flat (in dollars) in the 2003 Quarter compared to the 2002 Quarter.  This reflects the Company’s continuing investment in selling resources to increase its overall revenue.  G&A expenses overall were approximately 36% higher in the 2003 Quarter as compared to the 2002 Quarter.  This is primarily due to reimbursement of legal costs in the 2002 quarter resulting from the settlement of the Neubauer ligitation.  The increased percentage of S,G&A expenses to sales reflects the impact of these expenses leveraged over significantly lower revenue.

Earnings from Operations

Operating earnings decreased by $3.0 million or 91% to $0.3 million for the 2003 Quarter compared to $3.3 million for the 2002 Quarter.  Operating margins decreased to 3.1% in the 2003 Quarter from 23.0% for the 2002 Quarter.

The decrease in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the decrease in gross profit and gross margin.

Other Expense, net

Other expense, net (which is predominantly net interest expense) was unchanged at $2.4 million for the 2003 and 2002 Quarters.  The Company has $87.1 million of indebtedness as of December 28, 2002 compared to $89.9 million at December 29, 2001. The reduced interest expense on the indebtedness was wholly offset by reduced interest earned on invested cash balances.

Net Earnings (Loss)

Net earnings (loss) decreased by approximately $1.8 million to a net loss of $1.3 million for the 2003 Quarter from net earnings of $0.5 million in the 2002 Quarter.

The substantial decrease in net earnings was due to the substantial decline in earnings from operations as discussed above.

Comparison of the Nine Months Ended December 28, 2002 (“2003 Period”) to the Nine Months Ended December 29, 2001 (“2002 Period”)

Net Sales

The Company’s net sales decreased by approximately $21.2 million or 41% to $30.3 million for the 2003 Period compared to sales of $51.5 million for the 2002 Period.

Sales to existing aerospace, industrial process control and petrochemical customers decreased by approximately 20% in the 2003 Period compared to the 2002 Period.  Based on current order volume, the Company expects weakness in the aerospace, industrial process control and petrochemical markets over the next several quarters.

On the automotive side, revenue from airbag and seat belt initiator products decreased due to the termination of the supply agreement with SDI, formerly the Company’s largest customer.  The Company stopped selling product to SDI in March 2002.  Overall, revenue from all automotive shipments decreased approximately 76% in the 2003 Period compared to the 2002 Period.  The Company expects the significant decrease in revenue from SDI will be partially offset by increases in unit shipments of new and existing programs to other automotive customers over the next several quarters.  On the whole, the Company expects significantly lower revenues from automotive products during fiscal 2003 and 2004.

In fiscal 2001 and 2002, the Company developed a significant market presence in the telecommunications markets through component products designed for optical networking infrastructure.  Shipments of these products decreased dramatically, however, as the telecom market collapsed.  Sales of these products decreased by approximately 70% in the 2003 Period compared to the 2002 Period.  Based on current order volume and industry reports, the Company expects continued weakness in the telecommunications markets over the next several quarters at a minimum.

Gross Profit

Gross profit decreased by $11.0 million or 65% to $5.8 million for the 2003 Period compared to $16.8 million for the 2002 Period.  Gross margin decreased to 19.1% for the 2003 Period from 32.6% for the 2002 Period.

The decrease in gross profit is attributable to the decrease in sales volume in the 2003 Period.  The decrease in gross margin was primarily attributable to the significant decrease in revenue and the corresponding impact of fixed overhead costs leveraged on lower revenue.  The most significant fixed overhead costs are depreciation, utilities and property taxes.  These costs are allocated to inventory and ultimately cost of sales, based on the proportion of total fixed costs to total direct labor costs.  The ongoing weakness in sales will continue adversely to impact gross profitability and gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative (“S,G&A”) expenses decreased by $0.4 million to $4.5 million for the 2003 Period compared to $4.9 million for the 2002 Period.  S,G&A expenses as a percent to sales increased to 14.8% in the 2003 Period from 9.5% for the 2002 Period.

Selling expenses were flat (in dollars) in the 2003 Period compared to the 2002 Period.  This reflects the Company’s continuing investment in selling resources to increase its overall revenue.  G&A expenses overall were approximately 14% lower in the 2003 Period as compared to the 2002 Period due to decreased compensation costs, partially offset by higher legal costs (legal costs were lower in the 2002 Period because of the reimbursement of costs related to the Neubauer litigation).  The increased percentage of S,G&A expenses to sales reflects the fixed portion of these expenses leveraged over significantly lower revenue.

Impairment of Assets

The Company has recognized a $0.5 million write-down in the fair value of one of its properties for the quarter ended September 28, 2002.  The vacant property located in Avon, Massachusetts had been held in anticipation of potential future use as a manufacturing facility.  In September 2002, the Board authorized management to pursue selling the property.  Based on recent market activity and management’s best estimate, the fair value of the property was less than the current book value and required a corresponding write-down to properly reflect its estimated fair market value.

Earnings from Operations

Operating earnings decreased by $11.1 million or 93% to $0.8 million for the 2003 Period compared to $11.9 million for the 2002 Period.  Operating margins decreased to 2.6% in the 2003 Period from 23.1% for the 2002 Period.

The decrease in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the decrease in gross profit and gross margin.  In addition the write-down of the value of the vacant property contributed to the decreased operating earnings and margin.

Other Expense, net

Other expense, net (which is predominantly net interest expense) was substantially unchanged at $7.1 million in the 2003 and $7.2 million in the 2002 Periods.  The Company has $87.1 million of indebtedness as of December 28, 2002 compared to $89.9 million at December 29, 2001.  The reduced interest expense on the indebtedness was almost wholly offset by reduced interest earned on invested cash balances.

Cumulative Effect of Accounting Change

In adopting SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company ceased amortizing goodwill in the first quarter of fiscal 2003 and has assessed initial impairment under transitional rules as of March 31, 2002.  Goodwill amortization for fiscal 2002 was $189,000 or $47,000 per quarter.  During the quarter ended September 28, 2002, the Company completed its assessment of the estimated fair value of its two reporting units under the transitional rules of SFAS 142 using a valuation method based on a multiple of earnings.   For purposes of calculating the earnings level of each of the reporting units, the Company included the impact of the following significant elements: 1) the recent loss of SDI, formerly its largest customer, 2) the significant decrease in sales to the telecommunications market and 3) an allocation of the cost of shared resources and corporate expenses directly related to the reporting units.  As a result, the Company determined that the goodwill of the Company’s reporting units was fully impaired and has recorded an impairment charge of $3,561,000.  No income tax benefit has been recognized for this charge, as the goodwill is not deductible for income tax purposes.  Had this charge been recognized in the first quarter of fiscal 2003, the net loss would have increased from $1,121,000 as reported to $4,682,000.

Net Earnings (Loss)

Net earnings decreased by approximately $10.5 million to a net loss of $7.7million for the 2003 Period from net earnings of $2.8 million in the 2002 Period.

The substantial decrease in net earnings was due to the substantial decline in earnings from operations, the $0.5 million write down for asset impairment, and the $3.6 million cumulative effect of accounting change for impairment of intangible assets.

Liquidity and Capital Resources

Net cash used by operating activities was $3.4 million for the 2003 Period compared to cash provided by operations of $1.8 million 2002 Period.  The decrease of $5.2 million in cash provided by operations was primarily attributable to the significant decrease in net earnings.

Net cash used in investing activities was $0.2 million for the 2003 Period compared to $1.0 million for the 2002 Period.  The decrease in cash used in investing activities is due to reduced expenditures for capital equipment.

Net cash used in financing activities was $1.6 million for the 2003 Period and the 2002 Period.  Net principal payments on long-term debt was unchanged for the two Periods.

As of December 28, 2002, the Company’s outstanding long-term debt is $87.1 million.  The Company had a Revolving Credit Facility up to $8.0 million, which was collateralized by accounts receivable, inventory and equipment.  The Revolving Credit Facility included covenants requiring maintenance of certain financial ratios.  At June 29, 2002, the Company was not in compliance with the required ratios.  In September 2002, the Company’s bank declined to waive the violations of the covenants on the Company’s Revolving Credit Facility and terminated the agreement.  The Company had no borrowings outstanding on the Revolving Credit Facility at the date of termination.

The Company believes that cash on hand of $5.7 million and cash generated from operations, prior to interest payments on long-term debt, will provide adequate funds for ongoing operations, planned capital expenditures and debt service for the near-term.  Over the next 12 months, the primary cash obligations of the Company are interest payments ($ 9.2 million), principal payments on existing debt ($1.9 million), and capital expenditures ($ 0.5 - $ 0.75 million).

Total cash used in the first nine months of fiscal 2003 was $5.2 million for operations, investing and financing activity.  The Company is currently negotiating with other potential lenders to secure a line of credit to augment its liquidity.  There is no assurance that such negotiations will be successful.

For the longer term, the operating results of the Company must improve to satisfy its liquidity needs.  The annual interest payments and principal payment obligations decrease only modestly over the next several years until the Notes become due in 2007.  The Company is making substantial efforts to increase its sales levels and thereby improve the operating results.  There is no assurance that these efforts will be successful.  In addition, an increase in sales for the Company will require additional investment in working capital to support such increased operations.

Capital expenditures for fiscal 2003 are expected to focus on improvements or refurbishment of existing equipment.  Expected capital expenditures for fiscal 2003 will be approximately $0.5 and will be financed through working capital.

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

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers.  Also, this statement amends SFAS No. 13, Accounting for Leases and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changes conditions.  The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002.  The provision relating to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002.  All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002.  The Company does not believe it will have a material impact on its financial position or results of its operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement addresses financial reporting for costs associated with exits or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002.  The Company does not believe it will have a material impact on its financial position or results of its operations.

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

PART II - OTHER INFORMATION

Items 1 through 5 are omitted, as they are not applicable.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits:
12.1 - Computation of ratio of earnings to fixed charges
99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002

	(b)	Reports on Form 8-K -
On September 18, 2002, a Form 8-K was filed to disclose the termination of the Revolving Credit Facility.

SIGNATURES

HCC INDUSTRIES INC.

DATED: February 10, 2003	/s/ Richard L. Ferraid
President and Chief Executive Officer

DATED: February 10, 2003	/s/ Christopher H. Bateman
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

Date: February 10, 2003	/s/	Richard L. Ferraid
	Name:	Richard L. Ferraid
	Title:	Chief Executive Officer

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

Date: February 10, 2003	/s/	Christopher H. Bateman
	Name:	Christopher H. Bateman
	Title:	Chief Financial Officer