Form 10-K
period 2003-03-29
HCC INDUSTRIES INC /DE/
filed 2003-06-25
CIK 316884

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  March 29, 2003

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☒

Registrant’s Common Stock, outstanding at March 29, 2003 was 137,945 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

None

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

                The demand for the Company’s products is largely dependent on the automotive and aerospace industries.  Sales to the Company’s ten largest customers accounted for approximately 37% of consolidated sales for fiscal year 2003.  Approximately 58% of the Company’s consolidated sales for fiscal 2003 were to customers with which the Company had contractual agreements, sole source relationships, letters of intent or long-term purchase orders.  A substantial portion of these business relationships are informal and certain of the Company’s contractual arrangements may be terminated at will.  Sales to the Company’s largest customer accounted for approximately 8% of consolidated sales for the fiscal year ended March 29, 2003.

Competitive Strengths

                The Company believes that it has the following competitive strengths:

                Long-Term Customer Relationships.  Many of the Company’s customers have been customers for over twenty years.  The Company believes that both automotive and aerospace OEMs continue to seek long-term partnerships with fewer core suppliers.  The Company’s relationships are strengthened by the fact that many of its arrangements with its customers provide for the Company to act as the sole source of supply for the customer.  The Company estimates that approximately 58% of the Company’s consolidated sales for fiscal year 2003 were from contractual agreements, sole source relationships, letters of intent or long-term purchase orders.

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

                Diverse Products and Customers.  The Company has a diverse customer base, with sales of numerous product variations to approximately 1,000 customers in fiscal 2003.  Over the past several years, the Company has recognized consistent long-term growth in sales of GTMS products to the telecommunication, automotive, aerospace and general industrial markets.

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

Customers and Applications

                The Company has approximately 1,000 active customers. The Company’s ten largest customers accounted for approximately 37% of consolidated sales for fiscal year 2003.  The Company’s largest customer represented approximately 8% of consolidated sales for fiscal year 2003.  Approximately 58% of the Company’s consolidated sales for fiscal year 2003 were to customers with which the Company had contractual agreements, sole source relationships, letters of intent or long-term purchase orders.  The Company only begins to manufacture products upon receipt of a purchase order.

                The following table sets forth the Company’s principal end-user markets and certain applications for its products.

End Markets	Automotive	Aerospace	Industrial/Petrochemical	Telecommunication

Applications:	Airbag Initiators Thermistors Airbag Pressure Switches ABS	Jet Engine Monitors Avionics Fuel Gauge Indicators Temperature Sensors De-icing Sensors Air Speed Indicators	Process Control Sensors Downhole Drilling Sensors Lithium Batteries	Optical Switching DWDM Transport Optical Components Metro Access DWDM

Specific example of product application:	Airbag initiator	Temperature Sensors	High pressure electrical bulkheads for downhole use (oil exploration)	Modulator

What the product does:	Electric current flows from crash sensor through initiator to begin inflation of the airbag.	Passes electric current from sensors that detect excessive heat and/or fire in aircraft	Carries electrical signals between geological formation measurement tools and sensors.	Optical shutter to create binary code for laser transmission along fiber.

Result:	Airbag is inflated in approximately 6 to 14 milliseconds	Warning signal and automatic release of fire retardant	Allows precise measurement of geology while protecting sensitive equipment from extreme heat and pressure.	Higher speed data transmission.

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

                The Company has made a significant investment in Computer Numerically Controlled (“CNC”) machining equipment in order to manufacture the metal shells and pins to demanding customer specifications.  The Company also machines most of its own graphite fixtures thereby allowing it to maintain process quality.  Many of the glass preforms used in the Company’s products are manufactured internally as well.  The Company has many proprietary formulas for glass and glass/ceramic mixtures that it has developed in over 55 years of manufacturing.  In addition, the Company has extensive capabilities in selective plating of precious and non-precious metals.

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

Marketing and Sales

                The Company’s products are marketed throughout the Unites States to customers in a wide variety of industries, both by Company-employed salespersons, who work out of the Company’s plants, and by a number of independent regional manufacturers’ sale representatives.  The 24 Company-employed salespersons receive a base salary plus bonus potential.  Sales in Europe are through two sales offices located in Northampton, England and Paris, France.  As part of the Company’s growth strategy, the Company believes that it can capture an increasing share of the business outside the United States.  International sales (primarily Europe) accounted for approximately 19% (2003), 12% (2002), and 11% (2001), of consolidated sales by HCC.  Economic, political, governmental and regulatory conditions in such international markets could adversely affect the Company’s ability to successfully enter or operate in such markets.  Therefore, no assurances can be given that the Company’s attempts to expand its business into such international markets will be successful.  The Company currently has 8 independent regional manufacturers-sales representatives spread geographically across North America and Europe.  These representatives, who do not exclusively sell the Company’s products, are remunerated on a commission basis.  The Company believes there is a significant opportunity to increase its sales through expansion of its sales and distribution efforts, both within the markets it currently serves and in new markets.

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

Backlog

                As of March 29, 2003, the Company had a backlog of $26.9 million compared to $25.2 million as of March 30, 2002.  The Company sells a majority of its products pursuant to contractual agreements, sole source relationships, letters of intent or long-term purchase orders, each of which may permit early termination by the customer.  However, due to the specialized, highly engineered nature of the Company’s product, it is not practical in many cases for customers to shift their business to other suppliers without incurring significant switching and opportunity costs.

Employees

                At March 29, 2003, the Company had approximately 534 employees, substantially all of whom were located in the United States.  None of the Company’s employees are subject to a union contract. The Company considers its relations with its employees to be excellent.

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

                Many other companies are believed to be contributors to the groundwater contamination in the El Monte Operable Unit.  The Company and 18 other such companies have formed the Northwest El Monte Community Task Force (the “Task Force”) to undertake the investigation of the remediation, to identify other potential contributors and potentially to undertake required remediation.  In March 1995, the Task Force entered into a Consent Administrative Order with the EPA to perform a Remedial Investigation and Feasibility Study (RI/FS) of the El Monte Operable Unit.  The RI/FS was completed in 1999 and the EPA issued an interim record of decision.  The RI/FS costs of approximately $2,400,000 to date have been funded with about one-quarter of the costs coming from governmental entities and the balance paid pursuant to a confidential interim allocation agreement of Task Force members.  To date an additional $2,200,000 has been spent or committed to be spent to undertake early remediation efforts on a voluntary basis.  In addition, the Task Force, in conjunction with Southern California Water Company, received a $650,000 grant through the San Gabriel Valley Water Quality Authority (“WQA”) to upgrade remediation facilities in connection with the remediation of the deep aquifer on the west side of the El Monte Operable Unit in 2001.  Those facilities have been installed.  In 2002, an additional $3,250,000 grant was awarded by the WQA to undertake further shallow and deep aquifer remediation as well as pay for ongoing operations and maintenance of the deep aquifer remedy.  It is anticipated that an agreement between some members of the Task Force and the EPA to undertake the balance of the remediation required consistent with the record of decision will be executed by September 2003.

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

Avon, Massachusetts

                The Company’s facility in Avon, Massachusetts, currently inactive, was purchased in 1985 and operated as its Hermetite facility until June 1988.  The facility became inactive in August of 1989. Subsequent to its closure, the Company identified significant levels of solvents in the groundwater.  Subsurface investigations have delineated a plume of contaminants extending from the facility, beneath a neighboring property and into a town public water supply wellfield about 800 feet to the southeast of the property.  Despite the risk that the contaminants pose to the wellfield, the levels at the well field remain within acceptable drinking water standards.

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

                As of March 29, 2003, the accrual for estimated environmental costs was $7,438,000.  Actual expenditures for environmental remediation were $736,000 (2003) $528,000 (2002) and $476,000 (2001).  The Company believes its accrual is adequate, but as the scope of its obligations becomes more clearly defined, this accrual may be modified and related charges against earnings may be made.

                Claims for recovery of costs already incurred and future costs have been asserted against various insurance companies.  The Company has neither recorded any asset nor reduced any liability in anticipation of recovery with respect to such claims made.

Other

                In August 2002, the Company filed a lawsuit in California Superior Court against Special Devices, Inc. (“SDI”) alleging breach of contract.  The allegations primarily related to SDI’s failure to tender payment to the Company for shipments of parts the Company manufactured and delivered and SDI’s breach of exclusivity requirements.  In June 2003, the Company settled this lawsuit with SDI.  Under the terms of the settlement SDI paid the Company $530,000 and certain mutual releases related to the underlying claims of the litigation were executed.  When combined with earlier payments from SDI related to certain initial claims in the litigation, the aggregate recovery on the lawsuit was approximately $800,000.

                In addition to the above, the Company is involved in other claims and litigation arising in the normal course of business.  Based on the advice of counsel and in the opinion of management, the ultimate resolution of these matters will not have a significant adverse impact on the results of operations, cash flows or financial position of the Company.

The Company currently maintains insurance coverage for product liability claims.  There can be no assurance that coverage under insurance policies will be adequate to cover any future product liability claims against the Company.  In addition, product liability insurance coverage is expensive, difficult to maintain and may be unobtainable in the future on acceptable terms.

Indemnification/Restricted Cash

                Pursuant to the terms of a recapitalization in 1997, the selling shareholders agreed to indemnify the Company for the after-tax costs of contingent liabilities up to a total of $30 million.  As part of the transaction, $6 million was withheld by the Company from the purchase price to the selling shareholders and placed in an interest bearing escrow account (“Restricted Cash”) intended primarily to fund the after-tax costs of the environmental liability and other contingencies.  Upon agreement of the parties, but in no event before February 2004, any funds remaining in the account will be paid to the selling shareholders.  At this date, the only remaining contingencies are environmental contingencies and residual litigation costs. The restricted cash escrow balance was $5,311,000 at March 29, 2003 and $5,901,000 at March 30, 2002.   In the event the Restricted Cash is not adequate to cover the liabilities, the Company has been informed by the selling stockholders that they will draw upon personal funds to cover such excess costs.

                Included in other assets is $391,000 due from a selling shareholder or shareholders related to legal costs advanced on litigation.  The Company has been advised by one of the selling shareholders that he disputes some or all of this receivable.  However, if such dispute is not otherwise resolved, the Company believes that this advance is recoverable from the Restricted Cash.

Item 4 - Submission of Matters to a Vote of Security Holders

None

PART II

Item 5  —  Market for the Registrant’s Common Equity and Related Stockholder Matters

                Not Applicable

Item 6  —  Selected Financial Data

                The following selected consolidated financial information for each of the five fiscal years in the period ended March 29, 2003 has been derived from the audited consolidated financial statements of the Company.  The information presented below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and related notes thereto appearing elsewhere herein (in thousands).

	April 3,	April 1,	March 31,	March 30,	March 29,
	1999	2000	2001	2002	2003
Statement of Operations Data
Net sales	$67,701	$54,607	$80,539	$64,207	$41,086
Cost of goods sold	41,361	39,794	53,405	43,278	33,080
Gross profit	26,340	14,813	27,134	20,929	8,006
Selling, general and administrative expenses	7,213	8,073	8,329	6,424	5,851
Impairment of assets	—	—	—	—	500
Earnings from operations	19,127	6,740	18,805	14,505	1,655
Other Income (Expense)
Interest and other income	755	734	649	233	132
Interest expense	(11,190)	(11,333)	(10,717)	(9,847)	(9,582)
Total other expense, net	$(10,435)	$(10,599)	$(10,068)	$(9,614)	$(9,450)
Earnings (loss) before taxes, extraordinary items and cumulative effect of accounting change	8,692	(3,859)	8,737	4,891	(7,795)
Taxes (benefit) on earnings (loss)	3,325	(1,525)	2,975	1,705	(891)

Earnings (loss) before extraordinary items and cumulative effect of accounting change	5,367	(2,334)	5,762	3,186	(6,903)
Extraordinary gain, net of taxes(1)	—	—	3,187	—	—
Cumulative effect of accounting change	—	—	—	—	(3,561)

Net earnings (loss)	$5,367	$(2,334)	$8,949	$3,186	$(10,465)

Balance Sheet Data (at period end)
Total assets	$70,368	$71,768	$69,222	$65,635	$51,153
Working capital	22,079	13,255	11,019	14,753	11,595
Long-term debt, less current portion	102,043	97,475	87,864	86,627	84,833
Stockholders’ deficit	(51,372)	(53,706)	(44,614)	(41,411)	(51,859)
Dividends declared	—	—	—	—	—

(1)          Represents gain on early retirement of debt, net of taxes.

Item 7  —   Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following table and discussion should be read in conjunction with the information contained in the consolidated financial statements and notes thereto of the Company appearing elsewhere herein.  Unless otherwise stated, all references to years means the Company’s fiscal year ending March 29, 2003 (2003), March 30, 2002 (2002), and March 31, 2001 (2001), respectively.

Results of Operations (In millions)

	2003	Percent	2002	Percent	2001	Percent

Net sales	$41.1	100.0%	$64.2	100.0%	$80.5	100.0%
Gross profit	8.0	19.5%	20.9	32.6%	27.1	33.7%
Selling, general and administrative expenses	5.9	14.4%	6.4	10.0%	8.3	10.3%
Write-down on impairment of assets	.5	1.2%	—	—	—	—
Earnings from operations	1.7	4.1%	14.5	22.6%	18.8	23.4%
Other expense, net	(9.4)	(22.9)%	(9.6)	(15.0)%	(10.1)	(12.5)%
Cumulative effect of accounting Change	(3.6)	(8.8)%	—	—	—	—
Extraordinary gain(1)	—	—	—	—	3.2	4.0%
Net earnings (loss)	$(10.5)	(25.5)%	$3.2	5.0%	$8.9	11.1%

 (1)    Represents extraordinary gain on early retirement of debt, net of taxes.

Comparison of the Fiscal Year Ended 2003 with 2002

Net Sales

                The Company’s net sales decreased by approximately 36.0% or $23.1 million to $41.1 million for 2003 compared to sales of $64.2 million for 2002.  The decrease was due to decreased demand in all markets, but primarily due to the loss of an automotive contract as discussed below.

                Sales to existing aerospace, industrial process control, and petrochemical customers decreased by approximately 14% in 2003 compared to 2002.  Based on current order volume, the Company expects modest strengthening of demand in the aerospace, industrial process control and petrochemical markets over the next few quarters.

                On the automotive side, unit shipments of airbag initiator products decreased significantly due to the loss of a significant customer.  The Company’s airbag initiator shipments to its formerly largest customer, Special Devices, Inc. (“SDI”) ended in March 2002.  Overall, revenue from all automotive shipments decreased approximately 74% in 2003 compared to 2002.  Currently, the Company is in the process of transitioning its capacity to other manufacturers of initiators and micro gas generators for the production of airbags and seat belt pretensioners.  However, these programs and relationships with other customers will take time to develop and there is no assurance the Company will be able to ultimately regain its previous market share in these products.  On the whole, the Company expects significantly lower revenues from automotive products during fiscal 2004.

                The Company had developed a significant market presence in the telecommunications markets through components designed for optical networking infrastructure.  However, shipments of these products decreased dramatically as the market for these products collapsed.  Sales of these products decreased by approximately 61% in 2003 compared to 2002.  Based on recent industry reports, the Company expects significant weakness in these markets during fiscal 2004.

Gross Profit

                Gross profit decreased by approximately 61.7% or $12.9 million, to $8.0 million for 2003 compared to $20.9 million for 2002.  Gross margin decreased to 19.5% for 2003 from 32.6% for 2002.

                The decrease in gross profit is primarily attributable to the $23.1 million decrease in sales in 2003.  The decrease in gross margin was primarily attributable to the significant decrease in revenue and the corresponding impact of fixed overhead costs leveraged on lower revenue.  The most significant fixed overhead costs are depreciation, utilities and property taxes.  These costs are allocated to inventory and ultimately cost of sales, based on the proportion of total fixed costs to total direct labor costs.  The ongoing weakness in sales will continue to adversely impact gross profitability and gross margin.

Selling, General and Administrative Expenses

                Selling, general and administrative (“S,G&A”) expenses decreased by approximately 7.8% or $0.5 million to $5.9 million for 2003 compared to $6.4 million for 2002.  S,G&A expenses as a percent to sales increased to 14.4% in 2003 from 10.0% for 2002.

                The $0.5 million decrease in S,G&A expenses was primarily attributable to decreased compensation costs.  The increase in the percentage of S,G&A expenses to sales reflects the impact of the modest decrease in S,G&A expenses in relation to the significantly lower revenue.

Earnings from Operations

                Operating earnings decreased $12.8 million to $1.7 million for 2003 compared to $14.5 million for 2002.  The significant decrease in operating earnings was attributable to the same factors (as discussed above) that contributed to the decrease in gross profit, gross margin and S,G&A expenses.

Other Expense, net

                Other expense, net (which is predominantly net interest expense) decreased 2.1% or $0.2 million to $9.4 million in 2003 compared to $9.6 million in 2002.  The $0.2 million decrease was primarily attributable to lower interest expense.  The Company has $86.6 million indebtedness as of March 29, 2003 compared to $88.7 million at March 30, 2002.

Income Taxes

                The Company's effective tax rate for fiscal 2003 was a benefit of 11.4% versus a provision of 34.9% during fiscal 2002.  The change is attributable to the tax effect of the Company's net loss offset by a full valuation allowance recorded against the Company's deferred tax assets.  The valuation allowance was recorded to reduce the deferred tax assets to the amount expected to be realized.

Net Earnings

                Net earnings decreased by approximately $13.7 million to a $10.5 million loss for 2003 compared to net earnings of $3.2 million in 2002.  The decrease in net earnings was primarily attributable to the decrease in earnings from operations and the $3.6 million charge related to the Cumulative Effect of an Accounting Change.

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

                On the automotive side, unit shipments of airbag initiator products decreased significantly due to a decline in customer demand on several existing programs.  The Company’s airbag initiator shipments to its formerly largest customer, Special Devices, Inc. decreased approximately 20% in 2002 compared to 2001.  Overall, revenue from all automotive shipments decreased approximately 26% in 2002 compared to 2001.  In January 2002, the Company’s annual supply agreement with SDI expired and was not renewed.  The Company stopped selling product to SDI in March 2002.  Currently, the Company is in the process of transitioning its capacity to other manufacturers of initiators and micro gas generators for the production of airbags and seat belt pretensioners.  However, these programs and relationships with other customers will take time to develop and there is no assurance the Company will be able to ultimately regain its previous market share in these products.  On the whole, the Company expects significantly lower future revenues from automotive products.

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

Liquidity and Capital Resources

                Net cash used in operating activities was $2.2 million for 2003 compared to net cash provided of $6.0 million for 2002.  The decrease of $8.2 million was primarily attributable to decreased net earnings (excluding the charge related to the cumulative effect of accounting change).

                Net cash used in investing activities was $0.4 million for 2003 compared to $0.7 million for 2002.  The decrease was due to a reduction in purchases of property, plant and equipment.

                Net cash used in financing activities was $2.1 million for 2003 compared to $3.2 million for 2002. The decrease in 2003 is primarily attributable to a decrease in required principal payments on long-term debt.

                As of March 29, 2003, the Company’s outstanding indebtedness was $86.6 million, consisting of $79.8 million principal amount of the senior subordinated notes and $6.8 million of capitalized lease obligations and mortgage debt.    On June 18, 2003, the Company entered into a $7.5M Revolving Credit Agreement (the “Revolver”). Under the terms of the Revolver, the Company may borrow up to 85% of eligible accounts receivable.  The Revolver provides for interest on outstanding balances at the bank’s prime rate plus 1 ½% (or LIBOR plus 3½%) and is collateralized by accounts receivable, inventories, equipment and intangible assets of the Company.  There are no borrowings outstanding under the Revolver and on June 18, 2003, approximately $4,000,000 was available.  The Revolver includes covenants requiring maintenance of certain financial ratios.

                The Company believes that cash on hand of $6.2 million, income tax refunds from carryback of tax losses of $2.6 million and cash generated from operations, prior to interest payments on long-term debt, will provide adequate funds for ongoing operations, planned capital expenditures and debt service for the near-term.  Over the next 12 months, the primary cash obligations of the Company are interest payments ($9.4 million), principal payments on existing debt ($1.8 million), and capital expenditures ($0.6 -$0.8 million).

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

                Capital expenditures for fiscal 2004 are expected to focus on investments in equipment to expand prototyping and qualification of new programs for new and existing customers.  Expected capital expenditures for fiscal 2004 are approximately $0.8 million and will be financed through working capital.

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

Revenue Recognition

                The Company generally manufacturers products under both individual firm purchase orders and fixed price, long-term production contracts.  The contracts vary in length, but generally are completed within 12 to 24 months.  Sales under individual purchase orders and long-term production contracts are recognized at the time units are shipped and title and risk of loss transfers (FOB shipping point).  Our products are warranted to meet the specifications of manufacture and customer “right of return” is only for failure to meet the specifications.

Allowance for Uncollectible Accounts Receivable

                Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future.  This estimated allowance is based primarily on management’s evaluation of the financial condition of the various customers and, to date, has been within management’s expectations.  No customer account exceeds 10% of the accounts receivable balance at March 29, 2003.

Allowance for Obsolete and Excess Inventory

                Inventories are valued at the lower of cost (first-in, first-out method) or market and have been reduced for any identified excess or obsolete inventories.  Management bases it’s analysis of excess or obsolete inventories on actual demand for components or raw material stocks.

Impairment of Long-Lived Assets

                Intangible and other long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

                Intangible assets relate to a customer listing acquired in 1997.  Total cost of the customer list was $1,400,000 and it is amortized over 14 years on a straight-line basis.  Amortization expense is $100,000 for each fiscal year 2003, 2002 and 2001.  Accumulated amortization was $575,000 and $475,000 at March 29, 2003 and March 30, 2002, respectively.  Amortization expense will be $100,000 per year through fiscal 2011.

Goodwill

                In adopting SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company ceased amortizing goodwill in the first quarter of fiscal 2003 and has assessed initial impairment under transitional rules as of March 31, 2002.  The goodwill was acquired at a cost of approximately $6,200,000 and had previously been amortized on a straight-line basis over 40 years.  Goodwill amortization for fiscal 2002 and 2001 was $189,000 each year.  Accumulated amortization of goodwill was $2,639,000 at March 30, 2002.  If no amortization had been recorded in fiscal 2002 and 2001, proforma net income would have been $3,375,000 and $9,138,000, respectively.

                During the quarter ended September 28, 2002, the Company completed its assessment of the estimated fair value of its two reporting units under the transitional rules of SFAS No. 142 using a valuation method based on a multiple of earnings before interest, taxes, depreciation and amortization.  For purposes of its assessment under SFAS No. 142, the Company concluded it had two reporting units, Hermetic (consisting of Hermetic Seal Corporation and its related entities/operations) and Glasseal (consisting of Glasseal Products, Inc. and its subsidiary Sealtron, Inc.).  For purposes of calculating earnings before interest, taxes, depreciation and amortization (“EBITDA”) of each of the reporting units, the Company used forward 12 months forecasted operating results for fiscal 2003 due to 1) the loss in March 2002 of SDI, formerly its largest customer and 2) the significant decrease in sales to the telecommunications market.  An allocation of the cost of shared resources and corporate expenses directly related to the reporting units was also reflected in EBITDA.  The multiple applied against EBITDA was 5.7.  As a result, the Company determined that the goodwill of the Company’s reporting units was fully impaired and has recorded an impairment charge of $3,561,000.  No income tax benefit has been recognized for this charge, as the goodwill is not deductible for income tax purposes.

Deferred Income Tax Assets

                Deferred income tax assets and liabilities have been recorded for the differences between the financial accounting and income tax basis of assets and liabilities.  Recorded deferred income tax assets and liabilities are described in detail under Note 7 - “Taxes on Earnings” in the related notes to the consolidated financial statements.  Significant factors considered by management in the determination of the probability of realization of deferred tax assets include historical operating results and expectations of future earnings and taxable income.  During Fiscal 2003, the Company recorded a full valuation allowance against its deferred tax assets, as it was determined that it was more likely than not that they will not be realized.

Protection of the Environment

                The Company’s operations involve the use and disposal of certain substances regulated under environmental protection laws.  On an ongoing, regular basis, certain processes continue to be modified in order to reduce the impact on the environment, including the reduction or elimination of certain chemicals used in and wastes generated from operations.  Liabilities related to environmental matters are further discussed under Item 3 — “Legal Proceedings” and under Note 10 - “Environmental and Other Liabilities” in the related notes to the consolidated financial statements.

Contingencies

                The Company is subject to various investigations, claims, legal and administrative proceedings, covering a wide range of matters that arise in the ordinary course of business activities.  Any liability that may result from these proceedings in not expected to have a material adverse effect on the Company’s results of operations, cash flows or financial position.

                A number of claims / disputes have arisen with SDI in conjunction with the wind down of the sales to SDI.  The Company is pursuing its claims and will use all remedies available to resolve the issues.  The ultimate resolution of these claims is not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company.

Other Matters

                The Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).  In the ordinary course of business, the Company leases certain real properties, primarily sales and office facilities, and equipment.  Transactions with related parties are in the ordinary course of business, are conducted on an arm’s-length basis, and are not material to the Company’s financial position, results of operations or cash flow.

Contractual Obligations Related to Long-term Debt and Related Risk Disclosure

                The Company is exposed to market risk from changes in interest rates on the Company’s Revolving Credit Facility.  At June 18, 2003 (the effective date of the Facility), the Company had no outstanding borrowings under the Revolver.  See Note 5 - “Long-term Debt” and Note 6 - “Revolving Credit Facility” in the related notes to the consolidated financial statements.

Impact Of Recently Issued Accounting Standards

                Statement of Financial Accounting Standard No. 145:  In May 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections.”  Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishments of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations / Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met.  SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002.  Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

                Statement of Financial Accounting Standard No. 146:  In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date an entity commits to an exit plan.  SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  This Statement also establishes that fair value is the objective for initial measurement of the liability.  The provisions of this Statement will be effective after December 31, 2002.  The adoption of SFAS No. 146 will affect the timing of the recognition of future costs associated with exit or disposal activities and will not affect previous charges related to such activities.

                Statement of Financial Accounting Standard No.148:  In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of SFAS No. 123.”  This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The amendments to Statement 123 in paragraphs 2(a)-2(e) of this Statement shall be effective for financial statements for fiscal years ending after December 15, 2002.  Earlier application of the transition provisions in paragraphs 2(a)-2(d) is permitted for entities with a fiscal year ending prior to December 15, 2002, provided that financial statements for the 2002 fiscal year have not been issued as of the date this Statement is issued.  Early application of the disclosure provisions in paragraph 2(e) is encouraged.  The amendment to Statement 123 in paragraph 2(f) of this Statement and the amendment to Opinion 28 in paragraph 3 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  The Company does not believe this standard will have a material impact on its financial position or results of its operations.

                Financial Accounting Standards Board Interpretation No. 45:  In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This Interpretation clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding.  This Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee.  The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of this Interpretation did not have a material impact on the Company’s financial position, results of operations or cash flows.

                Financial Accounting Standards Board Interpretation No. 46:  In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.”  The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of this Interpretation are effective for all enterprises with variable interests in variable interest entities created after January 31, 2003.  The adoption of this Interpretation is not expected to have a significant impact on the Company’s financial results.

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

Item 7a  —  Quantitative and Qualitative Disclosures About Market Rate Risk

                The Company is exposed to market risk from changes in interest rates on the Company’s Revolving Credit Facility.  At June 18, 2003 (effective date of the Revolving Credit Facility), the Company had no outstanding borrowings under the Revolver and, therefore, changes in interest rates would have no impact on the Company’s results of operations.

Item 8  —  Financial Statements and Supplemental Data

All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements, the notes thereto, is not applicable, or not required.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

HCC Industries Inc. and Subsidiaries

Rosemead, California

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HCC Industries Inc. and Subsidiaries at March 29, 2003 and March 30, 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 2003 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, effective March 31, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
May 15, 2003, except for Note 6, and the fifth paragraph of Note 1, as to which the date is
June 18, 2003.

HCC INDUSTRIES INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

ASSETS

	March 29,	March 30,
	2003	2002

Current Assets:
Cash and cash equivalents	$6,215	$10,990
Trade accounts receivable, less allowance for doubtful accounts of $70 (2003) and $70 (2002)	6,626	8,356
Inventories	5,174	6,016
Income taxes receivable	2,473	506
Prepaid and other current assets	857	1,130

Total current assets	21,345	26,998

Property, Plant and Equipment, net	22,278	24,895

Other Assets:
Goodwill	—	3,561
Intangible assets	825	925
Deferred financing costs	1,394	1,732
Deferred income taxes, net	—	1,623
Restricted cash	5,311	5,901

Total assets	$51,153	$65,635

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt	$1,779	$2,109
Accounts payable	1,504	1,475
Accrued liabilities	6,467	7,721

Total current liabilities	9,750	11,305

Long Term Liabilities:
Long-term debt, net of current portion	84,833	86,627
Environmental and other liabilities	8,429	9,114
	103,012	107,046

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock; $.10 par value; authorized 550,000 shares, issued and outstanding 137,945 shares	14	14
Additional paid-in capital	377	360
Accumulated deficit	(52,250)	(41,785)

Total stockholders’ deficit	(51,859)	(41,411)

Total liabilities and stockholders’ deficit	$51,153	$65,635

The accompanying notes are an integral part of these consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands)

	For The Year Ended
	March 29,	March 30,	March 31,
	2003	2002	2001

Net sales	$41,086	$64,207	$80,539
Cost of goods sold	33,080	43,278	53,405

Gross profit	8,006	20,929	27,134

Selling, general and administrative expenses	5,851	6,424	8,329
Impairment of assets	500	—	—

Earnings from operations	1,655	14,505	18,805

Other income (expense):
Interest and other income	132	233	649
Interest expense	(9,582)	(9,847)	(10,717)

Total other expenses, net	(9,450)	(9,614)	(10,068)

Earnings (loss) before taxes and cumulative effect of accounting change and extraordinary item	(7,795)	4,891	8,737

Taxes (benefit) on earnings (loss)	(891)	1,705	2,975

Earnings (loss) before cumulative effect of accounting change and extraordinary item	(6,904)	3,186	5,762

Cumulative effect of accounting change	(3,561)	—	—

Extraordinary gain on retirement of debt, net of taxes of $2,125	—	—	3,187

Net earnings (loss)	$(10,465)	$3,186	$8,949

The accompanying notes are an integral part of these consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

			Additional	Retained	Total
	Common Stock		Paid-In	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity(Deficit)

Balance, April 1, 2000	135	$14	$200	$(53,920)	$(53,706)

Sale of stock	3	—	50	—	50

Non-cash stock compensation	—	—	93	—	93

Net earnings	—	—	—	8,949	8,949

Balance, March 31, 2001	138	14	343	(44,971)	(44,614)

Non-cash stock compensation	—	—	17	—	17

Net earnings	—	—	—	3,186	3,186

Balance, March 30, 2002	138	14	360	(41,785)	(41,411)

Non-cash stock compensation	—	—	17	—	17

Net loss	—	—	—	(10,465)	(10,465)

Balance, March 29, 2003	138	$14	$377	$(52,250)	$51,859

The accompanying notes are an integral part of these consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For The Year Ended
	March 29,	March 30,	March 31,
	2003	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$(10,465)	$3,186	$8,949
Reconciliation of net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	2,544	2,599	2,251
Amortization	438	628	639
Impairment of assets	500	—	—
Cumulative effect of accounting change	3,561	—	—
Deferred income taxes	2,059	903	1,622
Extraordinary gain	—	—	(3,187)
Non-cash stock compensation	17	17	93
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable, net	1,730	2,443	(758)
Decrease (increase) in inventories	842	452	(1,953)
Decrease (increase) in other assets	(1,540)	17	44
(Decrease) increase in accounts payable	29	(2,125)	59
(Decrease) increase in accrued and other liabilities	(1,939)	(2,137)	917

Net cash provided by (used in) operating activities	(2,224)	5,983	8,676

Cash flows from investing activities:
Purchases of property, plant and equipment	(427)	(736)	(2,565)

Net cash used in investing activities	(427)	(736)	(2,565)

Cash flows from financing activities:
Principal payments on long-term debt	(3,215)	(3,153)	(7,204)
Proceeds from issuance of long-term debt	1,091	—	—
Early retirement of debt	—	—	(4,598)
Proceeds from sale of stock	—	—	50

Net cash used in financing activities	(2,124)	(3,153)	(11,752)

Net increase (decrease) in cash and cash equivalents	(4,775)	2,094	(5,641)

Cash and cash equivalents at beginning of period	10,990	8,896	14,537
Cash and cash equivalents at end of period	$6,215	$10,990	$8,896

Supplemental noncash financing activities:
Capital lease obligations	$1,091	$922	$3,917
Cash taxes paid	$(983)	$950	$3,250
Cash interest paid	$9,234	$9,462	$10,325

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

Liquidity and Capital Resources

                The Company believes that cash on hand of $6.2 million, income tax refunds from carryback of tax losses of $2.6 million and cash generated from operations, prior to interest payments on long-term debt, will provide adequate funds for ongoing operations, planned capital expenditures and debt service for the near-term.  Over the next 12 months, the primary cash obligations of the Company are interest payments ($9.4 million), principal payments on existing debt ($1.8 million), and capital expenditures ($0.6 -$0.8 million).

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

                On June 18, 2003, the Company entered into a $7.5M Revolving Credit Agreement (the “Revolver”). Under the terms of the Revolver, the Company may borrow up to 85% of eligible accounts receivable.  The Revolver provides for interest on outstanding balances at the bank’s prime rate plus 1 ½% (or LIBOR plus 3½%) and is collateralized by accounts receivable, inventories, equipment and intangible assets of the Company.  There are no borrowings outstanding under the Revolver and on June 18, 2003, approximately $4,000,000 was available.  The Revolver includes covenants requiring maintenance of certain financial ratios.

Indemnification/Restricted Cash

                In conjunction with the Recapitalization, the selling shareholders agreed to indemnify the Company for the after-tax costs of contingent liabilities up to a total of $30 million.  As part of the transaction, $6 million was withheld by the Company from the purchase price to the selling shareholders and placed in an interest bearing escrow account (“Restricted Cash”) intended primarily to fund the after-tax costs of the environmental liability and other contingencies.  Upon agreement of the parties, but in no event before February 2004, any funds remaining in the account will be paid to the selling shareholders.  At this date, the only remaining contingencies are environmental contingencies and residual litigation costs.  The restricted cash escrow balance was $5,311,000 at March 29, 2003 and $5,901,000 at March 30, 2002.  In the event the Restricted Cash is not adequate to cover the liabilities, the Company has been informed by the selling stockholders that they will draw upon personal funds to cover such excess costs.

                Included in other assets is $391,000 due from a selling shareholder or shareholders related to legal costs advanced on litigation.  The Company has been advised by one of the selling shareholders that he disputes some or all of this receivable.  However, if such dispute is not otherwise resolved, the Company believes that this advance is recoverable from the Restricted Cash.

Principles Of Consolidation

                The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries.  All intercompany transactions (which are primarily sales/purchases and receivables/payables) have been eliminated in consolidation.

                The Company’s 10 ¾% Senior Subordinated Notes and the Revolving Credit Facility are guaranteed by all operating subsidiaries of the Company (the “Subsidiary Guarantors”).  The guarantee obligations of the Subsidiary Guarantors (which are all direct or indirect wholly owned subsidiaries of the Company) are full, unconditional and joint and several.  The aggregate assets, liabilities, earnings, and equity of the Subsidiary Guarantors are substantially equivalent to the total assets, liabilities, earnings and equity of HCC Industries Inc. and its subsidiaries on a consolidated basis.  Separate financial statements of the Subsidiary Guarantors are not included in the accompanying financial statements because management of the Company has determined that separate financial statements of the Subsidiary Guarantors would not be material to investors.

                The Company has no direct or indirect guarantees of the indebtedness of others.

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

Reclassifications

                Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation.

Revenue Recognition

                The Company generally manufacturers products under both individual firm purchase orders and fixed price, long-term production contracts.  The contracts vary in length, but generally are completed within 12 to 24 months.  Sales under individual purchase orders and long-term production contracts are recognized at the time units are shipped and title and risk of loss transfers (FOB shipping point).  Our products are warranted to meet the specifications of manufacture and customer “right of return” is only for failure to meet the specifications.

Cash Equivalents

                The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.  The Company has bank balances, including cash, cash equivalents, and restricted cash, which exceed federally insured limits.

Accounts Receivable, Concentration Of Credit Risk and Geographic Information

                The Company grants uncollateralized credit to its customers who are located in various geographical areas.  Estimated credit losses and returns have been provided for in the financial statements and, to date, have been within management’s expectations.  No customer account exceeds 10% of the accounts receivable balance at March 29, 2003.

                The Company stopped selling products to Special Devices, Inc. (“SDI”) in March 2002. Sales to SDI were $14,596,000 (23%) and $20,736,000 (26%) for the fiscal years 2002 and 2001, respectively.  The related accounts receivable from SDI as of March 30, 2002 was $2,401,000.  Sales to another customer amounted to $8,920,000 (11%) for the fiscal year 2001 and the related receivable as of March 31, 2001 was $375,000.

                Sales to International customers (primarily Europe) were approximately $7,619,000 (19%), $7,738,000 (12%) and  $9,250,000 (12%) of the Company’s consolidated sales for fiscal years 2003, 2002 and 2001, respectively.  Sales are attributed to countries based on the shipping location of customers.

Inventories

                Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

                Property, plant and equipment is recorded at cost.  Depreciation is computed generally by the straight-line method over the estimated useful lives of the respective assets as follows:  furniture, fixtures and equipment — 3 to 10 years; buildings and improvements — 10 to 40 years.

                Repairs and maintenance are charged directly to expense as incurred.  Additions and betterments to property, plant and equipment are capitalized.  When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in operations in the period of disposition.

Intangible Assets

                Intangible and other long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

                Intangible assets relate to a customer listing acquired in 1997.  Total cost of the customer list was $1,400,000 and it is amortized over 14 years on a straight-line basis.  Amortization expense is $100,000 for each fiscal year 2003, 2002 and 2001.  Accumulated amortization was $575,000 and $475,000 at March 29, 2003 and March 30, 2002, respectively.  Amortization expense will be $100,000 per year through fiscal 2011.

Goodwill

                In adopting SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company ceased amortizing goodwill in the first quarter of fiscal 2003 and has assessed initial impairment under transitional rules as of March 31, 2002.  The goodwill was acquired at a cost of approximately $6,200,000 and had previously been amortized on a straight-line basis over 40 years.  Goodwill amortization for fiscal 2002 and 2001 was $189,000 each year.  Accumulated amortization of goodwill was $2,639,000 at March 30, 2002.  If no amortization had been recorded in fiscal 2002 and 2001, proforma net income would have been $3,375,000 and $9,138,000, respectively.

                During the quarter ended September 28, 2002, the Company completed its assessment of the estimated fair value of its two reporting units under the transitional rules of SFAS No. 142 using a valuation method based on a multiple of earnings before interest, taxes, depreciation and amortization.  For purposes of its assessment under SFAS No. 142, the Company concluded it had two reporting units, Hermetic (consisting of Hermetic Seal Corporation and its related entities/operations) and Glasseal (consisting of Glasseal Products, Inc. and its subsidiary Sealtron, Inc.).  For purposes of calculating earnings before interest, taxes, depreciation and amortization (“EBITDA”) of each of the reporting units, the Company used forward 12 months forecasted operating results for fiscal 2003 due to 1) the loss in March 2002 of SDI, formerly its largest customer and 2) the significant decrease in sales to the telecommunications market.  An allocation of the cost of shared resources and corporate expenses directly related to the reporting units was also reflected in EBITDA.  The multiple applied against EBITDA was 5.7.  As a result, the Company determined that the goodwill of the Company’s reporting units was fully impaired and has recorded an impairment charge of $3,561,000.  No income tax benefit has been recognized for this charge, as the goodwill is not deductible for income tax purposes.

Impairment of Long-Lived Assets

                Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the Company evaluates the carrying value of its intangible assets and property, plant and equipment on an ongoing basis and recognizes an impairment when the estimated future undiscounted cash flows from operations are less than the carrying value of the related long-lived assets.

Fair Value of Financial Instruments

                All financial instruments are held for purposes other than trading.  The estimated fair value of the Company’s long-term debt is based on either quoted market prices or current rates for similar issues for debt of the same remaining maturities.  All other non-derivative financial instruments as of March 29, 2003 and March 30, 2002 approximate their carrying amounts either because of the short maturity of the instrument, or based on their effective interest rates compared to current market rates for similar long-term debt or obligations.

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

Impact Of Recently Issued Accounting Standards

                Statement of Financial Accounting Standard No. 145:  In May 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections.”  Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishments of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations / Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met.  SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002.  Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

                Statement of Financial Accounting Standard No. 146:  In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date an entity commits to an exit plan.  SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  This Statement also establishes that fair value is the objective for initial measurement of the liability.  The provisions of this Statement will be effective after December 31, 2002.  The adoption of SFAS No. 146 will affect the timing of the recognition of future costs associated with exit or disposal activities and will not affect previous charges related to such activities.

                Statement of Financial Accounting Standard No.148:  In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of SFAS No. 123.”  This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The amendments to Statement 123 in paragraphs 2(a)-2(e) of this Statement shall be effective for financial statements for fiscal years ending after December 15, 2002.  Earlier application of the transition provisions in paragraphs 2(a)-2(d) is permitted for entities with a fiscal year ending prior to December 15, 2002, provided that financial statements for the 2002 fiscal year have not been issued as of the date this Statement is issued.  Early application of the disclosure provisions in paragraph 2(e) is encouraged.  The amendment to Statement 123 in paragraph 2(f) of this Statement and the amendment to Opinion 28 in paragraph 3 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  The Company does not believe this standard will have a material impact on its financial position or results of its operations.

                Financial Accounting Standards Board Interpretation No. 45:  In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This Interpretation clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding.  This Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee.  The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of this Interpretation did not have a material impact on the Company’s financial position, results of operations or cash flows.

                Financial Accounting Standards Board Interpretation No. 46:  In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.”  The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of this Interpretation are effective for all enterprises with variable interests in variable interest entities created after January 31, 2003.  The adoption of this Interpretation is not expected to have a significant impact on the Company’s financial results.

2.             INVENTORIES:

                Inventories consist of the following (in thousands):

	March 29,	March 30,
	2003	2002

Raw materials and component parts	$4,094	$4,503
Work in process	1,080	1,513

	$5,174	$6,016

3.             PROPERTY, PLANT AND EQUIPMENT:

                Property, plant and equipment consist of the following (in thousands):

	March 29,	March 30,
	2003	2002

Land	$4,017	$4,017
Buildings and improvements	9,458	9,938
Furniture, fixtures and equipment	26,661	26,254

	40,136	40,209
Less accumulated depreciation	(17,858)	(15,314)
	$22,278	$24,895

                Equipment acquired under capitalized leases is included in the table above.  The cost of leased equipment was $8,836,000 (2003) and $10,431,000 (2002).  The accumulated amortization was $2,651,000 (2003) and $2,237,000 (2002).

                The Company recognized a $0.5 million write-down in the fair value of one of its properties in the second quarter of Fiscal 2003.  The vacant property located in Avon, Massachusetts had been held in anticipation of potential future use as a manufacturing facility.  In September 2002, the Board authorized management to pursue selling the property.  Based on recent market activity and management’s best estimate, the fair value of the property was less than the current book value and required a corresponding write-down to properly reflect its estimated fair market value.

4.                                      ACCRUED LIABILITIES

Accured liabilities consist of the following (in thousands):

	March 29,	March 30,
	2003	2002

Accrued compensation	$1,747	$2,689
Accrued interest	3,251	3,251
Accrued other	1,469	1,781

	$6,467	$7,721

5.             LONG-TERM DEBT:

                Long-term debt consists of the following (in thousands):

	March 29,	March 30,
	2003	2002
10 ¾% Senior Subordinated Notes - interest payable semi-annually; due May 15, 2007	$79,785	$79,785

Term loans on land, building and improvements - 8% interest payable monthly; due May 2008	2,763	2,762

Capital lease obligations (interest rates ranging between 6.36% and 9.63%)	4,064	6,189

	86,612	88,736
Less current portion	1,779	2,109

	$84,833	$86,627

                On May 6, 1997, the Company issued $90,000,000 in principal amount of 10 ¾% Senior Subordinated Notes (“Notes”) due in May 2007 and used the proceeds of such issuance to refinance existing debt.  In issuing the Notes, the Company incurred $3,870,000 in deferred financing costs.  These costs are being amortized using the straight-line method (which approximates the effective interest method) over the term of the respective Notes.  At March 29, 2003, the unamortized deferred financing cost was $1,394,000.  The Notes are redeemable at the option of the Company commencing on May 15 of the year set forth at the following redemption prices:  105.375% (2002), 103.583% (2003), 101.792% (2004) and 100% (2005 and thereafter).

                During fiscal year 2001, the Company purchased for retirement $10.2 million face value of the Notes for $4.6 million in cash.  The transaction resulted in an extraordinary gain on the early retirement of debt of $3.2 million, net of taxes of $2.1 million.

                Minimum payments due under long-term debt as of March 29, 2003 are as follows (in thousands):

	Capitalized Leases
		Less
Fiscal	Total	Interest	Net	Other
Year	Obligation	Portion	Amount	Debt	Total
2004	$2,039	$260	$1,779	$—	$1,779
2005	1,657	125	1,532	—	1,532
2006	732	29	703	—	703
2007	51	1	50	—	50
2008				79,785	79,785
2009 and thereafter				2,763	2,763
	$4,479	$415	$4,064	$82,548	$86,612

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

6.                                      REVOLVING CREDIT FACILITY:

                On June 18, 2003, the Company entered into a $7.5M Revolving Credit Agreement (the “Revolver”). Under the terms of the Revolver, the Company may borrow up to 85% of eligible accounts receivable.  The Revolver provides for interest on outstanding balances at the bank’s prime rate plus 1 ½% (or LIBOR plus 3½%) and is collateralized by accounts receivable, inventories, equipment and intangible assets of the Company.  There are no borrowings outstanding under the Revolver and on June 18, 2003, approximately $4,000,000 was available.  The Revolver includes covenants requiring maintenance of certain financial ratios.

7.                                      TAXES ON EARNINGS:

             The components of income tax expense (benefit) before extraordinary item consist of the following

(in thousands):

	2003	2002	2001
Current:
Federal	$(2,915)	$749	$1,190
State	(35)	53	163
	(2,950)	802	1,353

Deferred:
Federal	1,711	751	1,378
State	348	152	244
	2,059	903	1,622

	$(891)	$1,705	$2,975

              The Company’s effective tax rate differs from the statutory federal income tax rate as follows:

	2003	2002	2001

Tax provision (benefit) at the statutory rate	(34.0)%	34.0%	34.0%
Valuation allowance	22.6%	—	—
Nondeductible expenses	0.1%	1.5%	0.7%
State taxes, net of federal benefit	0.1%	2.8%	1.6%
Other	(0.2)%	(3.4)%	(2.2)%

	(11.4)%	34.9%	34.1%

           The components of the net deferred taxes are as follows (in thousands):

	March 29,	March 30,
	2003	2002
Deferred Tax Assets:
Environmental liabilities	$2,980	$3,270
Accrued vacation and other	566	461
	3,546	3,731
Deferred Tax Liabilities:
Depreciation and other	(1,787)	(1,647)

Deferred Tax Asset, net	1,759	2,084

Valuation allowance	(1,759)	—

Deferred Tax Asset, net	$—	$2,084

                During Fiscal 2003, the Company recorded a full valuation allowance against its deferred tax assets, as it was determined that it was more likely than not that they will not be realized.

8.                                      CAPITAL STOCK:

                The Company is authorized to issue an aggregate of 550,000 shares of common stock.  These shares may be issued in four different classes (A, B, C or D shares) which differ only in voting rights per share as follows:

Voting Rights
Class	Per Share
A	1
B	1
C	None
D	10

                During fiscal year 2001, the Company sold 2,450 shares of Class A common stock to the Company’s Chairman for $50,000.  In conjunction with this transaction, the Company recorded non-cash compensation of $76,000 during fiscal year 2001.  The changes in each class of common shares for each of the three years in the period ended March 29, 2003 are as follows (in thousands):

	Class of Common Stock
	A		B		C		D		Total
		Par		Par		Par		Par		Par
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value

Balance - April 1, 2000	103	$10	27	$3	4	$1	1	$—	135	$14
Sale of Stock (2001)	3	—	—	—	—	—	—	—	3	—

Balance - March 29, 2003	106	$10	27	$3	4	$1	1	$—	138	$14

The remaining 412,055 shares are undesignated as to class.

                In February 1997, the Company adopted a stock option plan (the “Option Plan”) which provides for the grant to employees and directors, from time to time, of non-qualified stock options to purchase up to an aggregate of 17,990 shares of common stock at exercise prices to be determined by the Board of Directors.  The Option Plan provides for the grant of management options to purchase 5,485 shares of common stock (the “Management Options”), management performance options to purchase 10,870 shares of common stock (the “Management Performance Options”), director options to purchase 515 shares of common stock (the “Director Options”) and director performance options to purchase 1,120 shares of common stock (the “Director Performance Options”).  The Management Options and Director Options are subject to a vesting schedule that generally provides for each series of options to vest 20% per year over five years if the Company attains specified annual or cumulative earnings targets as defined in the Option Plan.  The Management Performance Options and Director Performance Options are subject to a vesting schedule based on a change in control in which the investor group realizes specified annual rates of return on its equity investment in the Company as defined in the Option Plan.  All options are exercisable over a period of 10 years and will automatically vest on the seventh anniversary of the date on which the Option Plan was adopted, regardless of whether the performance criteria are achieved.  As of March 29, 2003, 15,815 options have been granted under the Option Plan which entitles the holders to purchase upon vesting 15,815 shares of common stock at an exercise price of $370.49 per share.

                The Company granted options to purchase 3,000 and 2,500 shares of common stock during fiscal years 2001 and 2000, respectively, with an exercise price of $370 per share (or higher), which is equal to (or above) the fair value of common stock at the date of grant, except for 1,000 options in fiscal year 2000 with an exercise price below estimated fair market value.  Such difference will be recognized as additional compensation expense on a straight line basis over the vesting period of the underlying options.  During fiscal year 2002 and 2001, the Company recorded non-cash compensation of $17,000 related to these options.

                The weighted average fair value of each option granted was estimated on the date of grant to be approximately $85 to $100 using the minimum value method with the following assumptions (i) risk-free interest rate of 5.32% and 6.38% for fiscal 2001 and 2000, respectively, (ii) expected option life of 5 years, (iii) forfeiture rate of 0 and (iv) no expected dividends.

                The following table summarizes outstanding stock options:

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding at April 1, 2000	21,325	$379.18
Granted	5,000	740.98
Canceled	3,435	370.49
Outstanding at March 31, 2001	22,890	459.51
Canceled	160	370.49
Outstanding at March 30, 2002	22,730	460.14
Canceled	1,415	370.49
Outstanding at March 29, 2003	21,315	$466.09

                The following table summarizes information concerning currently outstanding and exercisable stock options at March 29, 2003:

		Weighted
		Average
Exercise	Number	Remaining	Number
Price	Outstanding	Life	Exercisable

0.00	1,000	7.0	1,000
370.49	15,815	4.3	1,200
740.98	2,500	7.3	1,667
1,111.47	2,000	7.8	1,333
	21,315		5,200

                The Company has adopted the disclosure only provisions of SFAS No. 123.  For the years ended March 29, 2003, March 30, 2002 and March 31, 2001, had the Company recognized compensation expense in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, net earnings (loss) would have been ($10,487,000), $2,938,000 and $8,715,000, respectively.

9.                                      EMPLOYEE BENEFITS:

                In 1993, the Company adopted the HCC Savings and Investment Plan (the “Plan”) which covers all eligible full-time employees.  The Company established the Plan to meet the requirements of a qualified retirement plan pursuant to the provisions of Section 401(k) of the Internal Revenue Code.  The Plan provides participants the opportunity to make tax deferred contributions to a retirement trust account in amounts up to 15% of their gross wages.  The Company has elected to make matching contributions in amounts that may change from year to year.  The Company contributed $543,000 (2003), $668,000 (2002), and $667,000 (2001) in matching contributions to the Plan.

10.          ENVIRONMENTAL AND OTHER LIABILITIES:

Environmental and other liabilities consist of the following (in thousands):

	March 29,	March 30,
	2003	2002

Due to Selling Shareholders	$991	$940
Environmental Liability	7,438	8,174

	$8,429	$9,114

The due to Selling Shareholders represents interest earned to the benefit of the Selling Shareholders on the restricted cash account in accordance with the terms of the Recapitalization transaction in February 1997.  Payment of this liability is subject to the same limitations as the Restricted Cash.  (See Note 1).

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

                As of March 29, 2003, the accrual for estimated environmental costs was $7,438,000.  Actual expenditures for environmental remediation were $736,000 (2003) $528,000 (2002) and $476,000 (2001).  The Company believes its accrual is adequate, but as the scope of its obligations becomes more clearly defined, this accrual may be modified and related charges against earnings may be made.

                Claims for recovery of costs already incurred and future costs have been asserted against various insurance companies.  The Company has neither recorded any asset nor reduced any liability in anticipation of recovery with respect to such claims made.

11.          COMMITMENTS AND CONTINGENCIES

                In August 2002, the Company filed a lawsuit in California Superior Court against Special Devices, Inc. (“SDI”) alleging breach of contract.  The allegations primarily related to SDI’s failure to tender payment to the Company for shipments of parts the Company manufactured and delivered and SDI’s breach of exclusivity requirements.  In June 2003, the Company settled this lawsuit with SDI.  Under the terms of the settlement SDI paid the Company $530,000 and certain mutual releases related to the underlying claims of the litigation were executed.  When combined with earlier payments from SDI related to certain initial claims in the litigation, the aggregate recovery on the lawsuit was approximately $800,000.

                In addition to the above, the Company is involved in other claims and litigation arising in the normal course of business.  Based on the advice of counsel and in the opinion of management, the ultimate resolution of these matters will not have a significant adverse impact on the results of operations, cash flows or financial position of the Company.

The Company currently maintains insurance coverage for product liability claims.  There can be no assurance that coverage under insurance policies will be adequate to cover any future product liability claims against the Company.  In addition, product liability insurance coverage is expensive, difficult to maintain and may be unobtainable in the future on acceptable terms.

12.          RELATED PARTY TRANSACTIONS:

                The Company pays an annual management fee of $125,000 plus expenses to Windward Capital Partners (a member of the investor group).  The total annual management fee and expenses paid to Windward Capital Partners was $143,000, $155,000, and $143,000 for the fiscal years ended March 29, 2003, March 30, 2002, and March 31, 2001, respectively.

13.          QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

2003
Net sales	$10,591	$10,004	$9,678	$10,814
Gross profit	1,994	1,927	1,878	2,208
Net Loss	(1,121)	(5,319)	(1,263)	(2,761)

2002
Net sales	$18,790	$18,358	$14,394	$12,665
Gross profit	6,207	6,039	4,555	4,128
Net Income	1,140	1,150	543	353

2001
Net sales	$18,517	$20,211	$21,158	$20,653
Gross profit	6,157	7,252	7,129	6,596
Net Income	914	4,622	1,488	1,925

HCC INDUSTRIES INC.  AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions—
	Balance	Charged	Deductions—
	at	to Costs	Uncollectible	Balance
	Beginning	and	Accounts	at End
	of Year	Expenses	Write Offs	of Year

2003
Allowance for doubtful accounts	$70	$8	$8	$70

Tax Valuation Allowance	$—	$1,759	$—	$1,759

2002
Allowance for doubtful accounts	$61	$40	$31	$70

2001
Allowance for doubtful accounts	$51	$81	$71	$61

Item 9  —  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10  —   Directors and Executive Officers for the Registrant

Management

                The following table sets forth certain information concerning the directors and executive officers of the Company.  Each director is elected for a one (1) year term or until such person’s successor is duly elected and qualified.

Name	Age	Position
Richard Ferraid	47	Director, Chairman, President and CEO of HCC
Christopher H. Bateman	51	Director, Vice President and Chief Financial Officer of HCC
D. Thomas Divird	61	Director of HCC
Andy Goldfarb	55	Director of HCC
John M. Leonis	69	Director of HCC
Robert H. Rau	66	Director of HCC
Thomas J. Sikorski	42	Director of HCC
Gary L. Swenson	65	Director of HCC

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

                Mr. Bateman joined the Company in 1986 and has served in various capacities.  He currently serves as Vice President, Secretary and Chief Financial Officer of HCC.  Mr. Bateman has been a director of the Company since 1989.  Prior to joining HCC, Mr. Bateman worked for Touche Ross & Co. from 1978 through 1986.  He currently serves as Chairman of the Board of Directors of Methodist Hospital Foundation, a non-profit foundation.

                Mr. Divird was elected a director of HCC in May 2003.  Currently, Mr. Divird is Chairman and Chief Executive Officer of Pressure Systems, Inc.  Previously, Mr. Divird served as CEO of Coating Technologies International, Inc. from March 1996 to April 1999.  During the prior five years, Mr. Divird served as a general management and financial consultant with several firms including the position of interim CEO at Meyer Sound Systems and interim CFO at U. S. Leisure, Inc.  From 1981 to 1990, Mr. Divird held the position of CFO at Hexcel Corporation.  Mr. Divird currently serves on the Board of Directors of two other companies — Pressure Systems, Inc. and VBS Industries, Inc.  Mr. Divird holds a BS degree in Industrial Engineering from California State Polytechnic University, San Luis Obispo, CA.

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

                Mr. Rau was elected a director of HCC in July 1998.  Mr. Rau retired December 31, 1998 as President of the Aerostructures Group of The Goodrich Company.  Prior to its merger with Goodrich, Mr. Rau was President and Chief Executive Officer of Rohr, Inc. from 1993 to 1997.  Before joining Rohr, he was an Executive Vice President of Parker Hannifin Corporation and President of its Aerospace Sector.  In addition, Mr. Rau is a past member of the Board of Governors of the Aerospace Industries Association, a past Chairman of the General Aviation Manufacturers Association, a member of the Board of Directors of Goodrich Aerospace Europe, Innovative Solutions and Support Corp., and Chairman of the International Advisory Panel of Singapore Aerospace.

                Mr. Sikorski was elected a director of HCC in February 1997 following the consummation of the Recapitalization.  Mr. Sikorski is currently a Managing Director of First Reserve Corporation.  Mr. Sikorski had been a Managing Director of Windward Capital Partners, L.P. since its founding in 1994 until May 2002.  Prior to joining Windward Capital Partners, L.P., Mr. Sikorski was Director of MetLife Private Equity Investments from 1992 to 1994 and prior to that was a Vice President in the Leveraged Buyout Group at the First Boston Corporation from 1986 to 1992.  Mr. Sikorski currently serves on the Board of Directors of Aquilex Services, Inc., Palace Entertainment, Inc. and Quanta Services, Inc.  Mr. Sikorski holds an undergraduate degree Magna Cum Laude from Harvard College and an MBA from the Stanford Business School.  Mr. Sikorski is Mr. Swenson’s son-in-law.

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

Item 11  —  Executive Compensation

                The following table sets forth the total value of compensation received by the Chief Executive Officer and the two most highly compensated executive officers, other than the Chief Executive Officer, who served as executive officers of the Company as of March 29, 2003, (collectively with the Chief Executive Officer, the “Named Executive Officers”) for services rendered in all capacities to the Company for the year ended March 29, 2003.

Summary Compensation Table (1)

Name and Principal Position	Fiscal Year				Long-Term Compensation - Number of Securities Underlying Options	All Other Compensation(2)

		Annual Compensation
		Salary	Bonus

Richard Ferraid	2003	$364,000	$109,679		$17,000	$18,360
Chairman, Chief Executive Officer	2002	$364,000	$497,546	(4)	$17,000	$16,160
and President	2001	$350,000	$526,968	(3)	$17,000	$14,790

Christopher Bateman	2003	$220,480	$66,434		—	$18,552
Chief Financial Officer and	2002	$220,480	$340,135	(4)	—	$16,160
Vice President	2001	$212,496	$476,968	(3)	—	$15,360

Dennis Moore	2003	$124,415	$37,488		—	$19,026
Vice President	2002	$124,415	$187,542	(4)	—	$16,826
	2001	$119,910	$257,858	(3)	—	$15,922

(1)          None of the executive officers has received perquisites the value of which exceeded the lesser of $50,000 or 10% of the salary and bonus of such executive officer.

(2)          For 2003 all other compensation included the following amounts: Mr. Ferraid, $9,000 for Company contributions into the Company’s 401(k) plan, $9,000 for automobile allowance and $360 for allocated life insurance; Mr. Bateman, $9,000 for Company contributions into the Company’s 401(k) plan, $9,000 for automobile allowance and $552 for allocated life insurance; Mr. Moore, $9,000 of Company contributions into the Company’s 401(k) plan, $9,000 for automobile allowance and $1,026 for allocated life insurance;

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

                The following table sets forth information concerning the value of unexercised options held by the Named Executive Officers.  The Named Executive Officers did not exercise any options during the fiscal year ended March 29, 2003.

Options Outstanding at March 29, 2003
	Number of Shares	Value of Unexercised
	Under Option -	Options -
	Exercisable/	Exercisable/
Name	Unexercisable	Unexercisable(1)

Richard Ferraid	4,244 / 4,846	$370,490/$-
Christopher Bateman	244 / 2,951	$ - / $-
Dennis Moore	71/ 1,074	$ - / $-

(1)          There is no public market for the Company’s stock.   The fair market value of a share of Common Stock is assumed to be equal to the exercise price per share of the options that were granted under the Option Plan ($370.49 per share).

Employment Agreements

                In March 2000, Richard Ferraid entered into an employment agreement with HCC (the “Employment Agreement”).  Pursuant to the Employment Agreement, Mr. Ferraid will be employed by HCC until March 31, 2004 provided that HCC may terminate Mr. Ferraid by reason of disability, death or for good cause (as defined in the Employment Agreement).  Upon termination by the Company for reasons other than death, disability or good cause, Mr. Ferraid will be entitled to receive salary and benefits for a period of 24 months.  The agreement provides for a base salary to be determined in accordance with HCC’s policies and an annual bonus contingent on certain performance-based criteria.  Pursuant to the terms of the agreement, Mr. Ferraid, during the term of the Employment Agreement and a one year period thereafter, may not solicit customers of the Company, engage in business with any competing entity or induce any other employee of the Company to leave his or her employment with the Company.  On December 31, 2000, Mr. Ferraid’s employment agreement was amended to reflect the additional stock options granted to him.

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

Option Plan

                In connection with the Recapitalization, HCC adopted the Option Plan which provides for the grant to employees from time to time of non-qualified stock options to purchase up to an aggregate of 17,990 shares of Common Stock at exercise prices to be determined by the Board of Directors.  The Option Plan provides for the grant of management options to purchase 5,485 shares of Common Stock (the “Management Options”), management performance options to purchase 10,870 shares of Common Stock (the “Management Performance Options”), director options to non-affiliates of Windward to purchase 515 shares of Common Stock (the “Director Options”), and director performance options to non-affiliates of Windward to purchase 1,120 shares of Common Stock (the “Director Performance Options”).  The Management Options and Director Options were granted subject to an EBITDA (as defined in the Option Plan) vesting schedule that provides for 20% of each series of options to vest in each of fiscal year 1998 through fiscal year 2002 if the Company attains a specified target for each such year.  The Options will also vest if certain cumulative EBITDA targets are achieved after certain multiple year periods or, so long as the Windward Group realizes specified rates of return on its aggregate equity investment, upon a Change of Control (as defined in the Option Plan).  In addition, regardless of whether the performance criteria are achieved, all Options including, the performance-based Options, will vest automatically on the seventh anniversary of the date of grant.  To date, only 20% of stock options related to the Management Options and Director Options have vested.

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

                As of March 29, 2003, 15,815 options have been granted under the Option Plan which entitle the holders to purchase upon vesting 15,815 shares of Common Stock at an exercise price of $370.49 per share.  An additional 2,175 options may be granted under the Option Plan.

Director Compensation

                Each of Messrs. Leonis, Rau and Divird receive an annual fee of $20,000.  Messrs. Leonis and Rau were granted 470 stock options each of which 150 stock options each are subject to a vesting schedule that generally provides for each option to vest 20% per year over five years (25% over four years for Mr. Rau) commencing on the first anniversary of the date of grant if the Company attains specified annual or cumulative earnings targets set forth in the Option Plan and the remaining options vest upon a change in control in which the Windward Group realized specified annual rates of return on its equity investment in the Company as defined in the Option Plan and consistent with the terms of the management stock option plan.  All options automatically vest on the seventh anniversary of the date of grant regardless of whether the performance criteria are achieved.  All options have an exercise price equal to the fair value of the common stock at the date of grant ($370.49 per share).

Compensation Committee Interlocks and Insider Participation

                In fiscal 2003, the Company had no compensation committee and compensation matters were handled either by Mr. Ferraid or by the Board of Directors.

Item 12  —  Security Ownership of Certain Beneficial Owners and Management

                The following table lists all shares of HCC’s Common Stock as of March 29, 2003, beneficially owned by each director of HCC, each executive officer of HCC and each person known by the Company to beneficially own more than 5% of such outstanding shares of Common Stock at such date.  The table also reflects the percentage of the shares owned beneficially by all executive officers and directors of HCC as a group.  Share numbers and percentages in the table are rounded to the nearest whole share.  As of March 29, 2003 there were 137,945 shares of HCC Common Stock outstanding.

Name and Address	Number of Shares of
of Beneficial Owners	Common Stock*	Percent

Windward/Park HCC, L.L.C.(a)(b)	53,836	39.0%
Windward/Merban, L.P.(a)(b)	10,767	7.8%
Windward/Merchant, L.P.(a)(b)	21,535	15.6%
Windward Capital Associates, L.P.(a)(b)(c)	87,721	63.6%
Windward Capital Associates, Inc.(b)(c)	87,721	63.6%
Gary Swenson(b)(d)(e)	87,721	63.6%
Thomas J. Sikorski(b)(e)	—	**
John M. Leonis(h)	270	0.2%
Robert Rau(g)(h)	2,720	2.0%
Andrew Goldfarb(h)(k)	30,453	22.1%
Christopher Bateman(h)(i)(j)	9,173	6.6%
Richard Ferraid(h)(j)	3,558	2.6%

All directors and executive officers of the Company
as a group (7 persons)(j)(l)	46,174	33.5%

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

(i)             Includes 9,173 shares of Common Stock owned by the Bateman Rillorta Family Trust 2000 dated December 18, 2000.

(j)             Excludes outstanding options to purchase shares of Common Stock of which 244 and 4,244 are exercisable at March 29, 2003 for Mr. Bateman and Mr. Ferraid, respectively.

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

                         The following table sets forth, as of March 29, 2003, information as to all equity compensation plans of the Company including information as to (a) the number of shares of Common Stock to be issued upon exercise of all outstanding options, warrants and rights, (b) the weighted average exercise price of all outstanding options, warrants and rights and (c) the number of shares of the Common Stock available for future issuance under equity compensation plans, other than shares to be issued upon exercise of all outstanding options, warrants and rights.  There are no equity compensation plans that have been approved by the Company’s shareholders.  A description of the Stock Option Plan is set forth in Item 11 — Executive Compensation.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a).
Equity compensation plans approved by security holders.	0	0	0
Equity compensation plans not approved by security holders	21,315	$466.09	2,175

Item 13  —    Certain Relationships and Related Transactions

                The Company pays an annual management fee of $125,000 plus expenses to Windward Capital Partners (a member of the investor group).  The total annual management fee and expenses paid to Windward Capital Partners was $143.000, $155,000 and $143,000 for the fiscal years ended March 29, 2003, March 30, 2002 and March 31, 2001, respectively.

Item 14  —    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

                The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13A-14 (c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

Changes in Internal Controls.

                 Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15  —  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

(a)(1)      Financial Statements

Report of Independent Auditors

Consolidated Balance Sheets at March 29, 2003 and March 30, 2002

Consolidated Statements of Operations for each of the three years ended

March 29, 2003, March 30, 2002 and March 31, 2001.

Consolidated Statements of Stockholders’ Equity for each of the three years

March 29, 2003, March 30, 2002 and March 31, 2001.

Consolidated Statements of Cash Flows for each of the three years ended

March 29, 2003, March 30, 2002 and March 31, 2001.

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

3.5                                 Certificate of Incorporation of Glasseal Products, Inc.(1)

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

3.10                           By-Laws of Sealtron Acquisition Corp.(1)

3.11                           Articles of Incorporation of HCC Industries International.(1)

3.12                           By-Laws of HCC Industries International.(1)

3.13                           Declaration of Trust of Norfolk Avon Realty Trust.(1)

3.14                           Certificate of Incorporation of HCC Machining Company, Inc.(4)

3.15                           By-Laws of HCC Machining Company, Inc.(4)

4.                                       Instruments Defining the Right of Security Holders, including Indentures.

4.1                                 Indenture, dated as of May 6, 1997 (the “Indenture”), among the Company, the Subsidiary Guarantors and IBJ Schroder Bank & Trust Company, as Trustee, relating to the 10¾% Senior Subordinated Notes due 2007 and the 10¾% Senior Subordinated Exchange Notes due 2007.(1)

4.2                               Form of 10¾% Senior Subordinated Exchange Notes due 2007.(1)

4.4                                 First Supplemental Indenture, dated as of October 24, 1997, to the Indenture.(1)

9.                                       Voting Trust Agreement

9.1                                 Stockholders Agreement, dated as of February 14, 1997, by and among the Company, the

        Windward Group and the Stockholders named therein.(1)

9.1.1                        Amended and Restated Stockholders Agreement, dated February 14, 1997 and amended as of September 12, 2000, by and among the Company, the Windward Group and the Stockholders named therein.

10.                                 Material Contracts.

10.3                           HCC Industries Inc. Stock Option Plan, dated February 14, 1997.(1)

10.4         Form of Stock Option Agreement (included in Exhibit 10.3).(1)

10.8.1                  Employment Agreement dated as of April 3, 2000 by and between the Company and Christopher H. Bateman(2)

10.9.2                  Amended and Restated Employment Agreement dated as of December 31, 2000, by and between the Company and Richard L. Ferraid.(3)

10.10                     Financial Advisory Services Agreement, dated as of February 14, 1997, by and between Windward Capital Partners, L.P. and the Company.(1)

10.11                     Letter Agreement, dated February 14, 1997 from the Company to Windward Capital Partners, L.P., related to fees.(1)

10.12                     Credit Agreement dated as of June 18, 2003, between HCC Industries Inc. and CIT Business Credit.

12.                                 Ratio of Earnings to Fixed Charges.

12.1                           Statement regarding the computation of ratio of earnings to fixed charges for the Company.

21.                                 Subsidiaries

21.1                           Subsidiaries of the Company.(1)

99.1                           Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________

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

(4)        Previously filed under the same exhibit number as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002 and incorporated herein by reference.

(a)(4)                   Reports on Form 8-K

None

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Rosemead, State of California, on June 23, 2003.

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

Signature	Title	Date

/s/ Richard L. Ferraid	Chairman, President and Chief	June 23, 2003
Richard L. Ferraid	Executive Officer
(Principal Executive Officer)

/s/ Christopher H. Bateman	Director, Vice President and	June 23, 2003
Christopher H. Bateman	Chief Financial Officer
(Principal Financial/Accounting
Officer)

/s/ D. Thomas Divird	Director	June 23, 2003
D. Thomas Divird

	Director	June 23, 2003
Andrew Goldfarb

/s/ John M. Leonis	Director	June 23, 2003
John M. Leonis

/s/ Robert H. Rau	Director	June 23, 2003
Robert H. Rau

/s/ Thomas J. Sikorski	Director	June 23, 2003
Thomas J. Sikorski

/s/ Gary L. Swenson	Director	June 23, 2003
Gary L. Swenson

CERTIFICATION

I, Richard L. Ferraid, President and Chief Executive Officer of HCC Industries Inc. certify that:

1.               I have reviewed this Annual Report on Form 10-K of HCC Industries Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 23, 2003	/s/	Richard L. Ferraid
	Name:	Richard L. Ferraid
	Title:	Chief Executive Officer

CERTIFICATION

I, Christopher H. Bateman, Chief Financial Officer of HCC Industries Inc. certify that:

1.               I have reviewed this Annual Report on Form 10-K of HCC Industries Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 23, 2003	/s/	Christopher H. Bateman
	Name:	Christopher H. Bateman
	Title:	Chief Financial Officer