Form 10-Q
period 2003-06-28
HCC INDUSTRIES INC /DE/
filed 2003-08-12
CIK 316884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 28, 2003

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes  ☐   No  ☒

Registrant’s Common Stock, outstanding at August 8, 2003 was 137,945 shares.

PART I - FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

HCC INDUSTRIES INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	June 28, 2003	March 29, 2003
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,994	$6,215
Trade accounts receivable, less allowance for doubtful accounts of $80 (2004) and $70 (2003)	6,775	6,626
Inventories	5,411	5,174
Income taxes receivable	2,474	2,473
Prepaid and other current assets	804	857

Total current assets	18,458	21,345

Property, Plant and Equipment, net	21,781	22,278

Other Assets:
Intangible assets	800	825
Deferred financing costs	1,310	1,394
Restricted cash	5,181	5,311

Total Assets	$47,530	$51,153

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current portion of long-term debt	$1,693	$1,779
Accounts payable	1,324	1,504
Accrued liabilities	4,690	6,467

Total current liabilities	7,707	9,750

Long Term Liabilities:
Long-term debt, net of current portion	84,440	84,833
Environmental and other liabilities	8,385	8,429
	100,532	103,012

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock; $.10 par value; authorized 550,000 shares, issued and outstanding 137,945 shares	14	14
Additional paid-in capital	377	377
Accumulated deficit	(53,393)	(52,250)

Total Stockholders’ Deficit	(53,002)	(51,859)

Total Liabilities and Stockholders’ Deficit	$47,530	$51,153

The accompanying notes are an integral part of these consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	Three Months Ended
	June 28, 2003	June 29, 2002

NET SALES	$12,116	$10,591

Cost of goods sold	9,015	8,597

GROSS PROFIT	3,101	1,994

Selling, general and administrative expenses	1,881	1,473

EARNINGS FROM OPERATIONS	1,220	521

OTHER INCOME (EXPENSE):
Interest and other income	11	39
Interest expense	(2,375)	(2,429)

Total other expense, net	(2,364)	(2,390)

LOSS BEFORE TAX BENEFIT	(1,144)	(1,869)

Tax benefit on loss	—	(748)

NET LOSS	$(1,144)	$(1,121)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	June 28, 2003	June 29, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,144)	$(1,121)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	618	670
Amortization	109	109
Changes in operating assets and liabilities:
(Increase) Decrease in trade accounts receivable, net	(149)	1,268
(Increase) Decrease in inventories	(237)	303
(Increase) Decrease in other assets	182	(856)
(Decrease) in accounts payable	(180)	(540)
(Decrease) in accrued and other liabilities	(1,821)	(2,968)

Net cash used in operating activities	(2,622)	(3,135)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(120)	(58)

Net cash used in investing activities	(120)	(58)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(479)	(1,622)
Proceeds from issuance of long-term debt	—	1,091

Net cash used in financing activities	(479)	(531)

Net decrease in cash and cash equivalents	(3,221)	(3,724)

Cash and cash equivalents at beginning of period	6,215	10,990

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,994	$7,266

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
Capital lease obligations	$—	$414
Cash taxes paid	$—	$—
Cash interest paid	$4,586	$4,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

HCC INDUSTRIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 28, 2003

1.                                      INTERIM FINANCIAL STATEMENTS AND ACCOUNTING POLICIES:

The accompanying unaudited condensed consolidated financial statements of HCC Industries Inc. and Subsidiaries (the “Company”), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  It is suggested that the accompanying interim financial statements be read in conjunction with the Company’s audited financial statements and footnotes as of and for the year ended March 29, 2003.  Operating results for the three month period ended June 28, 2003 are not necessarily indicative of the operating results for the full fiscal year.

The Company believes that cash on hand of $3.0 million and cash generated from operations, prior to interest payments on long-term debt, will provide adequate funds for ongoing operations, planned capital expenditures and debt service for the near-term.  For the remainder of fiscal 2004, the primary cash obligations of the Company are interest payments ($4.5 million), principal payments on existing debt ($1.3 million), and capital expenditures ($ 0.5 - $ 0.75 million).  Total cash used in the first three months of fiscal 2003 was $3.2 million for operations, investing and financing activities.

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

The Company grants uncollateralized credit to its customers who are located in various geographical areas.  Estimated credit losses and returns have been provided for in the financial statements and, to date, have been within management’s expectations.  No customer account exceeds 10% of the accounts receivable balance at June 28, 2003.

The Company recorded no tax benefit on the loss incurred in fiscal 2004 as it was determined that it was more likely than not that such tax benefit would not be realized.

2.                                      INVENTORIES:

Inventories consist of the following (in thousands):

	June 28, 2003	March 29, 2003

Raw materials and component parts	$3,454	$3,237
Work in process	1,192	1,080
Finished goods	765	857

Total Inventories	$5,411	$5,174

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

4.                                      PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following (in thousands):

	June 28, 2003	March 29, 2003

Land	$4,017	$4,017
Buildings and improvements	9,463	9,458
Furniture, fixtures and equipment	26,776	26,661

	40,256	40,136
Less accumulated depreciation	(18,475)	(17,858)
	$21,781	$22,278

Included in the above table is equipment acquired under capitalized leases.  At June 28, 2003, the cost of the leased equipment was $7,854,000 and the accumulated amortization was $2,379,000.  At March 29, 2003, the cost of the leased equipment was $8,836,000 and the accumulated amortization was $2,651,000.

5.                                      ACCRUED LIABILITIES:

Accrued liabilities consist of the following (in thousands):

	June 28, 2003	March 29, 2003

Accrued compensation	$2,239	$1,747
Accrued interest	1,107	3,251
Accrued other	1,344	1,469

	$4,690	$6,467

6.                                       LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

	June 28, 2003	March 29, 2003
10 3/4% Senior Subordinated Notes - interest payable semi-annually; due May 15, 2007	$79,785	$79,785

Term loans on land, building and improvements - 8% interest payable monthly; due May 2008	2,763	2,763

Capital lease obligations (interest rates ranging between 6.36% and 8.70%)	3,585	4,064

	86,133	86,612
Less current portion	1,693	1,779

	$84,440	$84,833

On June 18, 2003, the Company entered into a $7.5 million Revolving Credit Agreement (the “Revolver”). Under the terms of the Revolver, the Company may borrow up to 85% of eligible accounts receivable.  The Revolver provides for interest on outstanding balances at the bank’s prime rate plus 1 ½% (or LIBOR plus 3½%) and is collateralized by accounts receivable, inventories, equipment and intangible assets of the Company.  There are no borrowings outstanding under the Revolver and on June 28, 2003, approximately $4,400,000 was available.  The Revolver includes covenants requiring maintenance of certain financial ratios.  At June 28, 2003, the Company was in compliance with the required ratios.

Minimum payments due under long-term debt as of June 29, 2003 are as follows (in thousands):

	Capitalized Leases
Fiscal Year	Total Obligation	Less Interest Portion	Net Amount	Other Debt	Total
2004	$1,482	$182	$1,300	$—	$1,300
2005	1,657	125	1,532	—	1,532
2006	732	29	703	—	703
2007	51	1	50	—	50
2008				79,785	79,785
2009 and thereafter				2,763	2,763
	$3,922	$337	$3,585	$82,548	$86,133

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

7.                                       CAPITAL STOCK:

The Company is authorized to issue an aggregate of 550,000 shares of common stock.  These shares may be issued in four different classes (A, B, C or D shares) which differ only in voting rights per share.  At June 28, 2003 and March 30, 2002, the 137,945 outstanding shares of common stock were designated as follows:

Class	Shares Outstanding	Amount	Voting Rights Per Share
A	105,643	$11,000	1
B	27,506	3,000	1
C	4,316	—	None
D	480	—	10
	137,945	$14,000

The remaining 412,055 shares of authorized but unissued common stock are undesignated as to class.

At June 28, 2003, the Company had options outstanding to purchase 21,315 shares of its common stock at prices from $0.00 to $1,111.47 per share.  Of the options outstanding, options to purchase 5,200 shares were fully vested at June 28, 2003.

8.                                      ENVIRONMENTAL AND OTHER LIABILITIES:

Environmental and other liabilities consist of the following (in thousands):

	June 28, 2003	March 29, 2003

Due to Selling Shareholders	$1,003	$991
Environmental Liability	7,382	7,438

	$8,385	$8,429

The due to selling shareholders represents interest earned to the benefit of the selling shareholders on the restricted cash account in accordance with the terms of the recapitalization transaction in February 1997.  Payment of this liability is subject to the same limitations as the restricted cash (See Note 3).

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

As of June 28, 2003, the accrual for estimated environmental costs was $7,382,000.  Actual expenditures for environmental remediation were $56,000 for the three months ended June 28, 2003, and $736,000 for the fiscal year ended March 29, 2003.  The Company believes its accrual is adequate, but as the scope of its obligations becomes more clearly defined, this accrual may be modified and related charges against earnings may be made.

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

10.                                NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  The Company does not invest in or issue derivative instruments and does not engage in hedging activities.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position.  Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives.  SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 will not have a material impact on the financial position, results of operations or cash flows of the Company.

PART I - FINANCIAL INFORMATION

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Consolidated Financial Statements” included in the Company’s Form 10-K for the year ended March 29, 2003.

Results of Operations (In millions)

	For the Three Months Ended
	June 28, 2003	Percent	June 29, 2002	Percent

Net sales	$12.1	100.0%	$10.6	100.0%
Gross profit	3.1	25.6%	2.0	18.9%
Selling, general and administrative expenses	1.9	15.7%	1.5	14.2%
Earnings from operations	1.2	9.9%	0.5	4.7%
Other income/expense	(2.4)	-19.8%	(2.4)	-22.6%
Net loss	$(1.1)	-9.1%	$(1.1)	-10.4%

Comparison of the Three Months Ended June 28, 2003 (“2004 Quarter”) to the Three Months Ended June 29, 2002 (“2003 Quarter”)

Net Sales

The Company’s net sales increased by approximately $1.5 million or 14.4% to $12.1 million for the 2004 Quarter compared to sales of $10.6 million for the 2003 Quarter.

Sales to existing aerospace, industrial process control and petrochemical customers increased by approximately 15.5% in the 2004 Quarter compared to the 2003 Quarter.  Based on current order volume, the Company expects renewed weakness in the aerospace, industrial process control and petrochemical markets in the next quarter due to a slowdown in an industrial program.

On the automotive side, revenue from automotive shipments increased approximately 38.7% in the 2004 Quarter compared to the 2003 Quarter.  This is a result of the Company’s efforts to redevelop a broader base of sales after the loss of a major customer in fiscal 2003.  On the whole, the Company expects growth over the next two quarters in unit volume on new and existing programs.  However, the Company has been advised by an existing automotive customer that production is expected to be shifted in-house by the customer in January 2004.  This product generated approximately $3.8 million in sales for fiscal 2003.

In fiscal 2001 and 2002, the Company developed a significant market presence in the telecommunications markets through component products designed for optical networking infrastructure.  Shipments of these products decreased dramatically, however, as the telecom market collapsed.  Sales of these products decreased by approximately 40.6% in the 2004 Quarter compared to the 2003 Quarter.  Based on current order volume and industry reports, the Company expects continued weakness in the telecommunications markets over the next several quarters at a minimum.

Gross Profit

Gross profit increased by approximately 55% or $1.1 million, to $3.1 million for the 2004 Quarter compared to $2.0 million for the 2003 Quarter.  Gross margin increased to 25.6% for the 2004 Quarter from 18.9% for the 2003 Quarter.

The increase in gross profit is attributable to the increased sales volume.  The increase in gross margin was primarily attributable to the increase in revenue and the corresponding impact of fixed overhead costs leveraged on higher revenue.  The most significant fixed overhead costs are depreciation, utilities and property taxes.  These costs are allocated to inventory and ultimately cost of sales, based on the proportion of total fixed costs to total direct labor costs. Any further weakening in sales demand will adversely impact gross profitability and gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative (“S,G&A”) expenses increased by approximately 27% or $0.4 million to $1.9 million for the 2004 Quarter compared to $1.5 million for the 2003 Quarter.  S,G&A expenses as a percent to sales increased to 15.7% in the 2004 Quarter from 14.2% for the 2003 Quarter.

Selling expenses were higher in the 2004 Quarter compared to the 2003 Quarter due to the increased sales volume in the 2004 Quarter.  General and Administrative expenses were higher in the 2004 Quarter due to higher compensation costs and financing related costs, partially offset by lower legal expenses.

Earnings from Operations

Operating earnings increased by $0.7 million or 140% to $1.2 million for the 2004 Quarter compared to $0.5 million for the 2003 Quarter.  Operating margins increased to 9.9% in the 2004 Quarter from 4.7% for the 2003 Quarter.

The increase in operating earnings and margin was attributable to the same factors (as discussed above) that contributed to the increase in gross profit and gross margin.

Other Expense, net

Other expense, net (which is predominantly net interest expense) was unchanged at $2.4 million for the 2004 and 2003 Quarters.  The Company has $86.1 million of indebtedness as of June 28, 2003 compared to $88.2 million at June 29, 2002. The reduced interest expense on the indebtedness was wholly offset by reduced interest earned on invested cash balances.

Net Loss

Net loss was unchanged at $1.1 million for both quarters.  The Company recorded no tax benefit on the loss incurred in fiscal 2004 as it was determined that it was more likely than not that such tax benefit would not be realized.

Liquidity and Capital Resources

Net cash used in operating activities was $2.6 million for the 2004 Quarter compared to cash used in operations of $3.1 million 2003 Quarter.  The decrease of $0.5 million in cash used in operations in the 2004 Quarter compared to the 2003 Quarter is due to lower working capital demands in the 2004 Quarter.  The cash used in operating activities is impacted in the Company’s first and third quarters by the semi-annual interest payment of $4.3 million on the Senior Subordinated Notes.

Net cash used in investing activities was $0.12 million for the 2004 Quarter compared to $0.06 million for the 2003 Quarter.  The increase in cash used in investing activities is due to a slight increase in expenditures for capital equipment.

Net cash used in financing activities was $0.5 million for both Quarters.  Net principal payments on long-term debt was unchanged for the two Quarters.

As of June 28, 2003, the Company’s outstanding long-term debt is $86.1 million.  On June 18, 2003, the Company entered into a $7.5 million Revolving Credit Agreement (the “Revolver”). Under the terms of the Revolver, the Company may borrow up to 85% of eligible accounts receivable.  The Revolver provides for interest on outstanding balances at the bank’s prime rate plus 1 ½% (or LIBOR plus 3½%) and is collateralized by accounts receivable, inventories, equipment and intangible assets of the Company.  There are no borrowings outstanding under the Revolver and on June 28, 2003, approximately $4,400,000 was available.  The Revolver includes covenants requiring maintenance of certain financial ratios.  At June 28, 2003, the Company was in compliance with the required ratios.

The Company believes that cash on hand of $3.0 million and cash generated from operations, prior to interest payments on long-term debt, will provide adequate funds for ongoing operations, planned capital expenditures and debt service for the near-term.  For the remainder of fiscal 2004, the primary cash obligations of the Company are interest payments ($4.5 million), principal payments on existing debt ($1.3 million), and capital expenditures ($ 0.5 - $ 0.75 million).  Total cash used in the first three months of fiscal 2004 was $3.2 million for operations, investing and financing activity.

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

Capital expenditures for fiscal 2004 are expected to focus on improvements or refurbishment of existing equipment.  Expected capital expenditures for fiscal 2004 will be approximately $0.5 to 0.75 million and will be financed through working capital and/or the Revolving Credit Facility.

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

Item 4.           Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1 through 5 are omitted, as they are not applicable.

Item 6.             Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

12.1 - Computation of ratio of earnings to fixed charges
31.1 - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 - Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K -

None

SIGNATURES

HCC INDUSTRIES INC.

DATED:	August 8, 2003	s/s Richard L. Ferraid
President and Chief Executive Officer

DATED:	August 8, 2003	s/s Christopher H. Bateman
Vice President and Chief Financial Officer